Form 10QSB
period 1999-05-31
ATLANTIC SYNDICATION NETWORK INC
filed 1999-12-01
CIK 1085129

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934.


FOR THE QUARTERLY PERIOD ENDED        MAY,31,1999
                               -------------------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION FROM ____________________ TO ______________________

                       COMMISSION FILE NUMBER:   0-26383
                                               -----------

                       ATLANTIC SYNDICATION NETWORK, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEVADA                                   88-0325940
--------------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION OF INCORPORATION   (I.R.S. EMPLOYER IDENTIFICATION
               OR ORGANIZATION)                                 NO.)

2140 West Charleston, Suite B, Las Vegas, Nevada                   89102
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

                                 (702) 388-8800
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                              SINCE LAST REPORT.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    X    Yes        No
                                          -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $.001 par value - 13,806,440 shares as of May 31, 1999
--------------------------------------------------------------------------------

                       ATLANTIC SYNDICATION NETWORK, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                      PAGE
                                                                                                      ----
  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets (Unaudited) as of May 31, 1999 and                      3
           February 28,1999

           Condensed Consolidated Statements of Operations (Unaudited) for the three                     4
           months ended May 31, 1999 and 1998

           Condensed Consolidated Cash Flows (Unaudited) for the three months ended                      5
           May 31, 1999 and 1998

           Notes to Unaudited Condensed Consolidated Financial Statements                                6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                    9
           Operations

PART II. OTHER INFORMATION                                                                              10

     Item .

SIGNATURES                                                                                              10

INDEX TO EXHIBITS



PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                       ATLANTIC SYNDICATION NETWORK, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                                            May 31,                February 28,
                                                                                             1999                      1999
                                                                                       -----------------         ----------------
                                                        ASSETS
Current assets
         Cash                                                                              $     50,676              $   165,494
         Assets held for sale                                                                    20,000                   20,000
                                                                                       -----------------         ----------------
                 Total current assets                                                            70,676                  185,494
                                                                                       -----------------         ----------------

Property and equipment, net                                                                      22,083                   23,374
                                                                                       -----------------         ----------------
                 Property and equipment, net                                                     22,083                   23,374
                                                                                       -----------------         ----------------

Other assets
         Project development costs                                                              391,214                  346,371
         Amortization project development costs                                                (109,406)                 (97,022)
         Organizational and franchise development costs                                         205,098                  205,098
         Amortization organizational and franchise development costs                           (205,098)                (205,098)
                                                                                       -----------------         ----------------
                 Net other assets                                                               281,808                  249,349
                                                                                       -----------------         ----------------

                 Total assets                                                              $    374,567              $   458,217
                                                                                       =================         ================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Accounts payable                                                                  $     21,668              $    21,668
         Notes payable (current portion)                                                          7,074                    7,074
         Refundable deposits                                                                     10,000                   10,000
         Due to stockholder                                                                      83,915                   83,915
         Deposit for project development                                                        100,000                  100,000
                                                                                       -----------------         ----------------
                 Total current liabilities                                                      222,657                  222,657
                                                                                       -----------------         ----------------

Long-term liabilities
         Long-term debt (net of current portion)                                                 66,787                   80,458
                                                                                       -----------------         ----------------
                 Long-term liabilities                                                           66,787                   80,458
                                                                                       -----------------         ----------------

                 Total liabilities                                                              289,445                  303,115

Stockholders' equity
         Preferred stock, $.01 par value: Authorized shares - 500,000; Issued and outstanding - none.
         Common stock, $.001 par value:  Authorized shares- 50,000,000;
             Issued and outstanding shares - 13,806,440 at May 31,1999
             and 13,667,100 at February 28,1999, respectively                                    13,806                   13,667
         Additional paid-in capital                                                           1,219,090                1,197,959
         Retained earnings (deficit)                                                         (1,056,524)              (1,056,524)
         Net income (loss)                                                                      (91,249)                       -
                                                                                       -----------------         ----------------
                 Net stockholders' equity                                                        85,123                  155,102
                                                                                       -----------------         ----------------

                 Total liabilities and stockholders' equity                                $    374,567              $   458,217
                                                                                       =================         ================


See accompanying notes.

                       ATLANTIC SYNDICATION NETWORK, INC.
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)


                                                                                         Three Months Ended May 31,
                                                                                        1999                     1998
                                                                                 -------------------       -----------------
Net revenue                                                                             $         -             $         -

Costs and expenses:
         Amortization expense                                                                12,384                  14,016
         Depreciation expense                                                                 1,963                   1,963
         General and administrative expenses                                                110,859                  28,263
         (Less) Capitalization as project development costs                                 (44,842)                (19,193)

                                                                                 -------------------       -----------------
               Total operating expenses                                                      80,362                  25,048
                                                                                 -------------------       -----------------

               Operating (loss)                                                             (80,362)                (25,048)

Interest income                                                                                   -                       -
Interest expense                                                                            (10,887)                 (4,135)
Other (expense) income                                                                            -                       -

                                                                                 -------------------       -----------------
(Loss) before income taxes                                                                  (91,249)                (29,183)

Income tax provision (benefit)

                                                                                 -------------------       -----------------
Net (loss)                                                                              $   (91,249)            $   (29,183)
                                                                                 ===================       =================

Net (loss) per share of common stock                                                    $    (0.007)            $    (0.002)
                                                                                 ===================       =================

Weighted average shares outstanding during the period                                    13,082,517              12,807,100
                                                                                 ===================       =================



See accompanying notes.

                       ATLANTIC SYNDICATION NETWORK, INC.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                                Three Months Ended May 31,
                                                                                               1999                     1998
                                                                                         ------------------        ----------------
Net cash flow from operating activities:

       Net income (loss)                                                                         $ (91,249)              $ (29,183)
       Adjustments to reconcile net income to cash provided by
            (used in) operating activities:
            Depreciation and amortization                                                           14,346                  15,979
            Other changes in operating assets and liabilities
                  Stock issued for services in lieu of cash                                          6,600                       -
                                                                                         ------------------        ----------------
            Total adjustments                                                                       20,946                  15,979
                                                                                         ------------------        ----------------

Net cash provided by operating activities                                                          (70,303)                (13,204)
                                                                                         ------------------        ----------------

Cash flows from investing activities:

            Property and equipment                                                                    (671)
            Other Assets                                                                           (44,843)                (19,193)

                                                                                         ------------------        ----------------
Net cash (used) by investing activities                                                            (45,514)                (19,193)
                                                                                         ------------------        ----------------

Cash flows from financing activities:

            Notes payable                                                                          (13,671)                  9,439
            Funds raised from stock issued                                                          14,670                 100,700

                                                                                         ------------------        ----------------
Net cash (used) by financing activities                                                                999                 110,139
                                                                                         ------------------        ----------------

Increase (decrease) in cash and cash equivalents                                                  (114,818)                 77,742

Cash at beginning of year                                                                          165,494                   3,971

                                                                                         ==================        ================
Cash at end of year                                                                              $  50,676               $  81,713
                                                                                         ==================        ================

Supplemental cash flow information

            Interest paid                                                                        $  10,887               $   4,135
                                                                                         ==================        ================

       Non-cash items

            Stock issued in lieu of cash                                                         $  21,270               $       -
                                                                                         ==================        ================


See accompanying notes.

                       ATLANTIC SYNDICATION NETWORK, INC.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  May 31, 1999

Note (A) - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic Syndication Network, Inc. ("ASNI" or "the Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 28, 2000. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended February 28, 1999.

Note (B) - FISCAL YEAR

         The Company's fiscal year ends on February 28 each year. The Company has presented its fiscal quarters as ending on May 31, August 31, November 30 and February 28.

Note (C) - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at:


                                                                       May 31,1999                     February 28,1999
                                                                      (In Thousands)                    (In Thousands)
                                                                      --------------                    --------------
                  Tools                                             $               6                  $              6
                  Office equipment                                                116                               116
                  Software                                                         59                                58
                                                                    -----------------                  ----------------
                           Total property and equipment                           181                               180
                  (Less) accumulated depreciation                      (          159)                   (          157)
                                                                    -----------------                  ----------------

                            Total property and equipment, net       $              22                  $             23



Note (D) - TERM DEBT

         Term debt consisted of the following at:


                                                                        May 31,1999                   February 28,1999
                                                                       (In Thousands)                  (In Thousands)
                                                                       --------------                  --------------
         NOTE PAYABLE
         Payable to a financial institution, secured by
         Selected equipment, monthly payment $362
         For 51 months, interest at 21.3%.                             $           10                  $           10

         NOTES PAYABLE
         Over the years, the Company has issued unsecured
         Demand notes payable to trade accounts payable
         Creditors. The unpaid balance at May 31, and
         February 28, 1999, respectfully was:                                      16                              29



          CREDIT CARDS
          Pledged by personal guarantee of major stockholder: 10 10

          CONVERTIBLE NOTES PAYABLE
          Under a private placement issue, stock is sold along
          With convertible notes (See Note F). Since these
          Unsecured notes can be converted to stock, they are
          Reported as long-term debt:                                              38                              38
                                                                       --------------                  --------------

          Total notes payable                                                      74                              87

          (Less) current portion                                                  ( 7)                            ( 7)

          Total long-term debt                                                   $ 67                            $ 80



Note (E) - RELATED PARTY TRANSACTIONS

         There were no related party transaction during the three months ended May 31,1999.

Note (F) - COMMON STOCK

         In August 1994, the Company held a private placement offering for 70 investment units. Each unit consists of 3,200 shares of common stock and one $2,400, 10%, three-year convertible note. Each $2,400 note is convertible to common shares of Company stock if converted within three years at the option of the stockholder. Each $2,400 note may be converted into:

                  THREE THOUSAND (3,000) shares of common stock within 6 months from the date of issuance at $0.80 and/or

                  TWO THOUSAND (2,000) shares of common stock within 18 months from the date of issuance at $1.20 and/or

                  TWELVE HUNDRED (1.200) shares of common stock within 30 months from the date of issuance at $2.00 and/or

                  ONE THOUSAND (1,000) shares of common stock on or within 36 months at $2.40 and/or at the time the note is due and payable.

         The notes may be repayable in whole or in part (in minimum increments of $2,400) after 90 days from issuance, at the option of the Company, at 100% of the principal amount owed together with interest thereon payable to the date of prepayment.

         Nearly all stock authorized to issue pursuant to the August 1994 private placement offering have been sold and issued.

         As of May 31,1999, there are 13,667,100 shares issued and outstanding. Of this amount, 857,500 shares are free trading whereas 12,809,600 shares have been or still are restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

Note (G) - DEPOSIT FOR PROJECT DEVELOPMENT

         In January 1999, the Registrant received $100,000 as an investment on a production project. Management believes the committed project will be completed and ready for marketing by February 28, 2000. The project entails developing and marketing an infomercial to promote video tapes related to drug and alcohol addiction. The Registrant and the investor in this project have entered into a profit participation agreement that takes affect after the marketing begins. All costs associated with the development and marketing of this project are reimbursed by the project before profits are disbursed. Rights to the project remain in the hands of the Registrant.

Note (H) - SUBSEQUENT EVENTS (UNAUDITED)


         Nothing to report at this time!

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING INFORMATION INCLUDES FORWARD-LOOKING STATEMENTS, THE REALIZATION OF WHICH MAY BE IMPACTED BY CERTAIN IMPORTANT FACTORS DISCUSSED IN "RISK FACTORS," BELOW, AND THE OTHER INFORMATION IN THIS FORM 10-Q.

OVERVIEW

         The Registrant develops, produces and distributes entertaining, educational and informational television programming. The Company endeavors to present its programming on network, cable and public television.

         The Company derives its revenues from the sale of advertising and promotion during the shows the Company produces and from companies, who sponsor these shows.

         At present, the Company has several projects in production, "The Stock Show" and "Intervention". Management has targeted the fourth quarter of this fiscal year or the first quarter on next fiscal year to market these projects.

RESULTS OF OPERATIONS

         Atlantic Syndication Network, Inc. had no revenues for the quarter ended, May 31,1999. During this quarter, the Company incurred $125,000 of operating expenses. Due to the nature of these operating expenses,$45,000 of operating expenses were capitalized as project development costs; to be amortized over the useful life of the project.

         On May 4,1999 the Board of Directors approved a stock warrant plan. The stock warrant plan provides for two members of the Board of Directors to receive a total of 325,000 stock warrants giving them the right to purchase 325,000 shares of stock at $.25 per share. This right to exercise any or all stock warrants expires February 28,2009. The total cost of the stock warrants is $0.001 per warrant, fully paid in services provided of $ 325.

RISK FACTORS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Quarterly Report on Form 10-Q may contain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. All information herein, which is not historic, and any inference from historic information concerning future periods, is a forward-looking statement.

         NATURE OF THE ENTERTAINMENT INDUSTRY. The television, merchandising and direct-to-video industries are highly speculative and historically have involved a substantial degree of risk. The success of a television show or video production depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Company's production and other costs. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and public taste generally, and other intangible factors, all of which change rapidly and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the Company's projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

         DEPENDENCE ON KEY EMPLOYEES. The Company is highly dependent on its Chief Executive Officer, Kent G. Wyatt, Sr., and each of the other principal members of its management team, the loss of whose services could have a material adverse effect upon the business and financial condition of the Company, as well as the ability of the Company to achieve its objectives. The Company is also dependent on other key personnel, and on its ability to continue to attract, retain and motivate highly skilled personnel.

The competition for such employees is intense, and there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel or that personnel cost increases will not have an adverse effect on the Company's net income or results of operation.

         THE YEAR 2000 ISSUE. The "Year 2000 Issue" variously known as "Y2K Issue" or the "Millennium Bug" arises out of the fact that many existing computer programs use only two digits to identify a year in the date field, and if uncorrected, would fail or create erroneous results by or at the Year 2000.

         In 1998, the Company evaluated the Y2K issue and its impact on the Company's operations. Currently, all computers in use and all software is Y2K compliant and no problems are anticipated.



PART II. OTHER INFORMATION

         Item 1.  Legal proceedings - Not applicable
         Item 2.  Changes in securities - Not applicable
         Item 3.  Defaults on senior securities - Not applicable
         Item 4. Submission of matters to a vote of security holders - Not applicable
         Item 5.  Other information - Not applicable
         Item 6.  (a) Exhibits:  None
                  (b) Reports on Form 8-K:  None





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ATLANTIC SYNDICATION NETWORK, INC. (Registrant)


         November 15,1999           /s/ KENT G. WYATT, SR.
                                    -------------------------------------
                                    Kent G. Wyatt, Sr.
                                    President and Chief Executive Officer