Form 10QSB
period 1999-08-31
ATLANTIC SYNDICATION NETWORK INC
filed 1999-12-01
CIK 1085129

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934.


FOR THE QUARTERLY PERIOD ENDED        AUGUST 31,1999
                               --------------------------

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
                                  LAST REPORT.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   X   Yes       No
                                         -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $.001 par value - 13,806,440 shares as of August 31, 1999
--------------------------------------------------------------------------------

                       ATLANTIC SYNDICATION NETWORK, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                           PAGE
                                                                                                        ----
     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets (Unaudited) as of August 31, 1999 and                  3
             February 28,1999

             Condensed Consolidated Statements of Operations (Unaudited) for the three                    4
             months ended August 31, 1999 and 1998

             Condensed Consolidated Statements of Operations (Unaudited) for the six                      4
             months ended August 31, 1999 and 1998

             Condensed Consolidated Cash Flows (Unaudited) for the six months ended                       5
             August 31, 1999 and 1998

             Notes to Unaudited Condensed Consolidated Financial Statements                               6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of                   9
             Operations

PART II. OTHER INFORMATION                                                                               10

     Item .

SIGNATURES                                                                                               10

INDEX TO EXHIBITS


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                       ATLANTIC SYNDICATION NETWORK, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                                          August 31,               February 28,
                                                                                             1999                     1999
                                                                                       -----------------         ----------------
                                                        ASSETS
Current assets
         Cash                                                                                   $ 2,896                $ 165,494
         Assets held for sale                                                                    20,000                   20,000
                                                                                       -----------------         ----------------
                 Total current assets                                                            22,896                  185,494
                                                                                       -----------------         ----------------

Property and equipment, net                                                                      20,965                   23,374
                                                                                       -----------------         ----------------
                 Property and equipment, net                                                     20,965                   23,374
                                                                                       -----------------         ----------------

Other assets
         Project development costs                                                              401,214                  346,371
         Amortization project development costs                                                (121,789)                 (97,022)
         Organizational and franchise development costs                                         205,098                  205,098
         Amortization organizational and franchise development costs                           (205,098)                (205,098)
                                                                                       -----------------         ----------------
                 Net other assets                                                               279,425                  249,349
                                                                                       -----------------         ----------------

                 Total assets                                                                 $ 323,286                $ 458,217
                                                                                       =================         ================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Accounts payable                                                                      $ 21,668                 $ 21,668
         Notes payable (current portion)                                                          7,074                    7,074
         Refundable deposits                                                                     10,000                   10,000
         Due to stockholder                                                                      82,915                   83,915
         Deposit for project development                                                        100,000                  100,000
                                                                                       -----------------         ----------------
                 Total current liabilities                                                      221,657                  222,657
                                                                                       -----------------         ----------------

Long-term liabilities
         Long-term debt (net of current portion)                                                 66,287                   80,458
                                                                                       -----------------         ----------------
                 Long-term liabilities                                                           66,287                   80,458
                                                                                       -----------------         ----------------

                 Total liabilities                                                              287,944                  303,115

Stockholders' equity
         Preferred stock, $.01 par value: Authorized shares - 500,000; Issued and outstanding - none.
         Common stock, $.001 par value:  Authorized shares- 50,000,000;
             Issued and outstanding shares - 13,806,440 at August 31,1999
             and 13,667,100 at February 28,1999, respectively                                    13,806                   13,667
         Additional paid-in capital                                                           1,219,090                1,197,959
         Retained earnings (deficit)                                                         (1,056,524)              (1,056,524)
         Net income (loss)                                                                     (141,029)                       -
                                                                                       -----------------         ----------------
                 Net stockholders' equity                                                        35,343                  155,102
                                                                                       -----------------         ----------------

                 Total liabilities and stockholders' equity                                   $ 323,286                $ 458,217
                                                                                       =================         ================


See accompanying notes.

                       ATLANTIC SYNDICATION NETWORK, INC.
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)


                                                              Three Months Ended August 31,    Six Months Ended August 31,
                                                                    1999           1998            1999            1998
                                                                ------------   ------------    -------------   ------------
Net revenue                                                     $         -    $          -    $           -   $          -

Costs and expenses:
         Amortization expense                                        12,384         14,016           24,767         28,032
         Depreciation expense                                         1,963          1,963            3,924          3,926
         General and administrative expenses                         45,435         31,403          156,294         59,666
         (Less) Capitalization as project development costs         (10,001)       (21,326)         (54,843)       (40,519)

                                                                ------------   ------------    -------------   ------------
               Total operating expenses                              49,780         26,056          130,142         51,105
                                                                ------------   ------------    -------------   ------------

               Operating (loss)                                     (49,780)       (26,056)        (130,142)       (51,105)

Interest income                                                           -              -                -              -
Interest expense                                                          -         (4,594)         (10,887)        (8,729)
Other (expense) income                                                    -              -                -              -

                                                                ------------   ------------    -------------   ------------
(Loss) before income taxes                                          (49,780)       (30,650)        (141,029)       (59,834)

Income tax provision (benefit)

                                                                ------------   ------------    -------------   ------------
Net (loss)                                                      $   (49,780)   $   (30,650)    $   (141,029)   $   (59,834)
                                                                ============   ============    =============   ============

Net (loss) per share of common stock                            $    (0.004)   $    (0.002)    $     (0.010)   $    (0.005)
                                                                ============   ============    =============   ============

Weighted average shares outstanding during the period            13,667,100     12,807,100       13,667,100     12,807,100
                                                                ============   ============    =============   ============


See accompanying notes.

                       ATLANTIC SYNDICATION NETWORK, INC.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                           Six Months Ended August 31,
                                                                                             1999                1998
                                                                                         ------------        -----------
Net cash flow from operating activities:

       Net income (loss)                                                                  $ (141,029)         $ (59,834)
       Adjustments to reconcile net income to cash provided by
            (used in) operating activities:
            Depreciation and amortization                                                     28,691             31,958
            Other changes in operating assets and liabilities
                  Stock issued for services in lieu of cash                                    6,600
                                                                                         ------------        -----------
            Total adjustments                                                                 35,291             31,958
                                                                                         ------------        -----------

Net cash provided by operating activities                                                   (105,738)           (27,876)
                                                                                         ------------        -----------

Cash flows from investing activities:

            Property and equipment                                                            (1,516)
            Other Assets                                                                     (54,843)           (40,519)

                                                                                         ------------        -----------
Net cash (used) by investing activities                                                      (56,359)           (40,519)
                                                                                         ------------        -----------

Cash flows from financing activities:

            Notes payable                                                                    (14,171)             9,439
            Due to stockholders                                                               (1,000)
            Funds raised from stock issued                                                    14,670            100,700

                                                                                         ------------        -----------
Net cash (used) by financing activities                                                         (501)           110,139
                                                                                         ------------        -----------

Increase (decrease) in cash and cash equivalents                                            (162,598)            41,744

Cash at beginning of year                                                                    165,494              3,971

                                                                                         ============        ===========
Cash at end of year                                                                      $     2,896         $   45,715
                                                                                         ============        ===========

Supplemental cash flow information

            Interest paid                                                                $    10,887         $    8,729
                                                                                         ============        ===========

       Non-cash items

            Stock issued in lieu of cash                                                 $    21,270         $        -
                                                                                         ============        ===========


See accompanying notes.

                       ATLANTIC SYNDICATION NETWORK, INC.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 August 31, 1999

Note (A) - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic Syndication Network, Inc. ("ASNI" or "the Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 28, 2000. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended February 28, 1999.

Note (B) - FISCAL YEAR

         The Company's fiscal year ends on February 28 each year. The Company has presented its fiscal quarters as ending on May 31, August 31, November 30 and February 28.

Note (C) - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at:


                                                                       August 31,1999               February 28,1999
                                                                       (In Thousands)                (In Thousands)
                                                                       --------------                --------------
                  Tools                                             $               6               $              6
                  Office equipment                                                117                            116
                  Software                                                         59                             58
                                                                    -----------------               ----------------
                           Total property and equipment                           181                            180
                  (Less) accumulated depreciation                     (           161)                (          157)
                                                                    -----------------               ----------------

                            Total property and equipment, net       $              20               $             23



Note (D) - TERM DEBT

         Term debt consisted of the following at:


                                                                 August 31,1999                  February 28,1999
                                                                 (In Thousands)                   (In Thousands)
                                                                 --------------                   --------------
         NOTE PAYABLE
         Payable to a financial institution, secured by
         Selected equipment, monthly payment $362
         For 51 months, interest at 21.3%.                       $           10                   $           10



         NOTES PAYABLE
         Over the years, the Company has issued unsecured
         Demand notes payable to trade accounts payable
         Creditors. The unpaid balance at August 31, and
         February 28, 1999, respectfully was:                                15                               29

         CREDIT CARDS
         Pledged by personal guarantee of major stockholder:                 10                               10

         CONVERTIBLE NOTES PAYABLE
         Under a private placement issue, stock is sold along
         With convertible notes (See Note F). Since these
         Unsecured notes can be converted to stock, they are
         Reported as long-term debt:                                         38                               38

         Total notes payable                                                 73                               87

         (Less) current portion                                       (       7)                       (       7)
                                                                 --------------                   --------------

         Total long-term debt                                    $           66                   $           80



Note (E) - RELATED PARTY TRANSACTIONS

         There were no related party transaction during the six months ended August 31,1999.

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

         As of August 31,1999, there are 13,806,440 shares issued and outstanding. Of this amount, 857,500 shares are free trading whereas 12,948,940 shares have been or still are restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

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

Note (H) - SUBSEQUENT EVENTS (UNAUDITED)

         Management with Board of Director's is planning to relocate the video production services of Atlantic Syndication Network, Inc. to Las Vegas, Nevada. This move will take place in the third quarter of this fiscal year. With the corporate office already in Las Vegas, Nevada, this move will consolidate the Company's resources. Space to house Atlantic Syndication Network, Inc. is being sought at this time.

         In addition to consolidating facilities, Management is communicating with R & R Studios of Hawaii in an attempt to share production space and equipment. This should enable both companies to reduce capital needs and operating expenses if the necessary arrangements can be completed.

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

RESULTS OF OPERATIONS

         Atlantic Syndication Network, Inc. had no revenues for the six months ended, August 31,1999. During this period, the Company incurred $156,000 of operating expenses. Due to the nature of these operating expenses, $55,000 of operating expenses were capitalized as project development costs; to be amortized over the useful life of the project.

         In August, 1999, the Company went from a 10-SB reporting entity to a "full" reporting Corporation with the SEC.

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

         ATLANTIC SYNDICATION NETWORK, INC. (Registrant)


         November 17,1999           /s/ KENT G. WYATT, SR.
                                    -------------------------------------
                                    Kent G. Wyatt, Sr.
                                    President and Chief Executive Officer