Form 10-Q
period 1999-11-30
ATLANTIC SYNDICATION NETWORK INC
filed 2000-01-14
CIK 1085129

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934.


FOR THE QUARTERLY PERIOD ENDED  NOVEMBER 30,1999
                               ------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934.

FOR THE TRANSITION FROM ____________________ TO ______________________

                       COMMISSION FILE NUMBER:  0-26383
                                               ---------

                       ATLANTIC SYNDICATION NETWORK, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEVADA                                        88-0325940
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

2140 West Charleston, Suite B, Las Vegas, Nevada                   89102
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
                              SINCE LAST REPORT.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    X    Yes         No
                                         ------      ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock, $.001 par value - 13,830,440 shares as of November 30, 1999
--------------------------------------------------------------------------------

                       ATLANTIC SYNDICATION NETWORK, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                          Page
                                                                                                       ----
     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets (Unaudited) as of November 30, 1999 and                3
             February 28,1999

             Condensed Consolidated Statements of Operations (Unaudited) for the three                    4
             months ended November 30, 1999 and 1998

             Condensed Consolidated Statements of Operations (Unaudited) for the nine                     4
             months ended November 30, 1999 and 1998


             Condensed Consolidated Cash Flows (Unaudited) for the nine months ended                      5
             November 30, 1999 and 1998

             Notes to Unaudited Condensed Consolidated Financial Statements                               6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of                   9
             Operations

PART II. OTHER INFORMATION                                                                               10

     Item .

SIGNATURES                                                                                               10

INDEX TO EXHIBITS


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       ATLANTIC SYNDICATION NETWORK, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                                           November 30,   February 28,
                                                                                              1999            1999
                                                                                           -----------    -----------
                                     ASSETS
Current assets
         Cash                                                                              $     6,883    $   165,494
         Assets held for sale                                                                   20,000         20,000
                                                                                           -----------    -----------
                 Total current assets                                                           26,883        185,494
                                                                                           -----------    -----------

Property and equipment, net                                                                     19,002         23,374
                                                                                           -----------    -----------
                 Property and equipment, net                                                    19,002         23,374
                                                                                           -----------    -----------

Other assets
         Project development costs                                                             401,214        346,371
         Amortization project development costs                                               (134,173)       (97,022)
         Organizational and franchise development costs                                        205,098        205,098
         Amortization organizational and franchise development costs                          (205,098)      (205,098)
                                                                                           -----------    -----------
                 Net other assets                                                              267,041        249,349
                                                                                           -----------    -----------

                 Total assets                                                              $   312,926    $   458,217
                                                                                           ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Accounts payable                                                                  $    21,668    $    21,668
         Notes payable (current portion)                                                         7,074          7,074
         Refundable deposits                                                                    10,000         10,000
         Due to stockholder                                                                    103,215         83,915
         Deposit for project development                                                        75,000        100,000
                                                                                           -----------    -----------
                 Total current liabilities                                                     216,957        222,657
                                                                                           -----------    -----------

Long-term liabilities
         Long-term debt (net of current portion)                                                66,087         80,458
                                                                                           -----------    -----------
                 Long-term liabilities                                                          66,087         80,458
                                                                                           -----------    -----------

                 Total liabilities                                                             283,044        303,115

Stockholders' equity
         Preferred stock, $.01 par value: Authorized shares - 500,000; Issued and outstanding - none
         Common stock, $.001 par value:  Authorized shares- 50,000,000;
             Issued and outstanding shares - 13,830,440 at November 30,1999
             and 13,667,100 at February 28,1999, respectively                                   13,830         13,667
         Additional paid-in capital                                                          1,225,066      1,197,959
         Retained earnings (deficit)                                                        (1,056,524)    (1,056,524)
         Net income (loss)                                                                    (152,489)          --
                                                                                           -----------    -----------
                 Net stockholders' equity                                                       29,883        155,102
                                                                                           -----------    -----------

                 Total liabilities and stockholders' equity                                $   312,926    $   458,217
                                                                                           ===========    ===========


See accompanying notes.                3

                       ATLANTIC SYNDICATION NETWORK, INC.
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)


                                                            Three Months Ended November 30,   Nine Months Ended November 30,
                                                                  1999            1998            1999            1998
                                                              ------------    ------------    ------------    ------------
Net revenue                                                   $     25,000    $       --      $     25,000    $       --

Costs and expenses:
         Amortization expense                                       12,384          14,016          37,151          42,048
         Depreciation expense                                        1,963           1,963           5,887           5,889
         General and administrative expenses                        22,113          34,543         178,407          94,209
         (Less) Capitalization as project development costs           --           (23,458)        (54,843)        (63,977)

                                                              ------------    ------------    ------------    ------------
               Total operating expenses                             36,459          27,064         166,602          78,169
                                                              ------------    ------------    ------------    ------------
               Operating (loss)                                    (11,459)        (27,064)       (141,602)        (78,169)

Interest income                                                       --              --              --              --
Interest expense                                                      --            (5,053)        (10,887)        (13,782)
Other (expense) income                                                --              --              --              --
                                                              ------------    ------------    ------------    ------------
(Loss) before income taxes                                         (11,459)        (32,117)       (152,489)        (91,951)

Income tax provision (benefit)
                                                              ------------    ------------    ------------    ------------
Net (loss)                                                    $    (11,459)   $    (32,117)   $   (152,489)   $    (91,951)
                                                              ============    ============    ============    ============

Net (loss) per share of common stock                          $     (0.001)   $     (0.003)   $     (0.011)   $     (0.007)
                                                              ============    ============    ============    ============

Weighted average shares outstanding during the period           13,667,100      12,807,100      13,667,100      12,807,100
                                                              ============    ============    ============    ============



See accompanying notes.                4

                       ATLANTIC SYNDICATION NETWORK, INC.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                              Nine Months Ended November 30,
                                                                   1999          1998
                                                                 ---------    ---------
Net cash flow from operating activities:

       Net income (loss)                                         $(152,489)   $ (91,951)
       Adjustments to reconcile net income to cash provided by
            (used in) operating activities:
            Depreciation and amortization                           43,038       47,937
            Other changes in operating assets and liabilities
                  Deposit for project development                  (25,000)
                  Stock issued for services in lieu of cash          6,600
                                                                 ---------    ---------
            Total adjustments                                       24,638       47,937
                                                                 ---------    ---------

Net cash provided by operating activities                         (127,851)     (44,014)
                                                                 ---------    ---------

Cash flows from investing activities:

            Property and equipment                                  (1,516)
            Other Assets                                           (54,843)     (63,977)

                                                                 ---------    ---------
Net cash (used) by investing activities                            (56,359)     (63,977)
                                                                 ---------    ---------

Cash flows from financing activities:

            Notes payable                                          (14,371)       9,439
            Due to stockholders                                     19,300
            Funds raised from stock issued                          20,670      100,700

                                                                 ---------    ---------
Net cash (used) by financing activities                             25,599      110,139
                                                                 ---------    ---------

Increase (decrease) in cash and cash equivalents                  (158,611)       2,148

Cash at beginning of year                                          165,494        3,971

                                                                 =========    =========
Cash at end of year                                              $   6,883    $   6,119
                                                                 =========    =========
Supplemental cash flow information

            Interest paid                                        $  10,887    $  13,782
                                                                 =========    =========
       Non-cash items

            Stock issued in lieu of cash                         $  21,270    $   5,000
                                                                 =========    =========


See accompanying notes.                5

                       ATLANTIC SYNDICATION NETWORK, INC.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                November 30, 1999

Note (A) - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic Syndication Network, Inc. ("ASNI" or "the Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending February 28, 2000. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended February 28, 1999.

Note (B) - FISCAL YEAR

         The Company's fiscal year ends on February 28 each year. The Company has presented its fiscal quarters as ending on May 31, August 31, November 30 and February 28.

Note (C) - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at:


                                                                November 30,1999          February 28,1999
                                                                 (In Thousands)            (In Thousands)
                                                                 --------------            --------------
Tools                                                            $            6            $            6
Office equipment                                                            117                       116
Software                                                                     59                        58
                                                                 --------------            --------------
         Total property and equipment                                       181                       180
(Less) accumulated depreciation                                        (    162)                 (    157)
                                                                 --------------            --------------

          Total property and equipment, net                      $           19            $           23


Note (D) - TERM DEBT

         Term debt consisted of the following at:


                                                                November 30,1999          February 28,1999
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


Note (E) - RELATED PARTY TRANSACTIONS

         There were no related party transaction during the nine months ended November 30,1999.

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

         As of November 30,1999, there are 13,830,440 shares issued and outstanding. Of this amount, 857,500 shares are free trading whereas 12,972,940 shares have been or still are restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

Note (G) - DEPOSIT FOR PROJECT DEVELOPMENT

         In January 1999, the Registrant received $100,000, of which $75,000 was an investment on a production project and $25,000 was reclassified to Advertising and Marketing Consulting fees for services rendered in November, 1999. Management believes the committed project will be completed and ready for marketing by February 28, 2000. The project entails developing and marketing an infomercial to promote video tapes related to drug and alcohol addiction. The Registrant and the investor in this project have entered into a profit participation agreement that takes affect after the marketing begins. All costs associated with the development and marketing of this project are reimbursed by the project before profits are disbursed. Rights to the project remain in the hands of the Registrant.

Note (H) - SUBSEQUENT EVENTS (UNAUDITED)

         The Registrant is preparing a Private Placement Memorandum under Regulation "D", Rule 505, for the purpose of raising $750,000 in exchange for 1,500,000 shares of Common Stock, $0.50 per share value. The proceeds from this offering will be used for operations, including additional staff for marketing, sales and production of television shows, product acquisition and development, production of direct response commercials and infomercials, purchasing of media and television time for airing of ASNI shows and infomercials, product order taking and fulfillment of orders.

         The "Y 2K" situation has had no impact on ASNI's systems or daily operations at this time.

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

RESULTS OF OPERATIONS

         Atlantic Syndication Network, Inc. had $25,000 in revenues for the nine months ended, November 30, 1999 for Advertising and Marketing Consulting Services. During this period, the Company incurred $178,000 of operating expenses. Due to the nature of these operating expenses, $55,000 of operating expenses were capitalized as project development costs; to be amortized over the useful life of the project.

         In the third Quarter of 1999, Atlantic Syndication Network, Inc. relocated its' production facility from Southern California to Las Vegas, Nevada.

         In August, 1999, the Company filed its' Form 10-SB to be a "full" reporting Corporation with the SEC.

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

         ATLANTIC SYNDICATION NETWORK, INC. (Registrant)


         January 12, 2000           /s/ Kent G. Wyatt, Sr.
                                        ------------------

                                    Kent G. Wyatt, Sr.
                                    President and Chief Executive Officer