Form 10QSB/A
period 1999-05-31
ATLANTIC SYNDICATION NETWORK INC
filed 2000-03-27
CIK 1085129

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                          FORM 10-QSB/A

(Mark One)
_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.


For the quarterly period ended  _________May,31,1999___________



                               OR

____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the transition from ____________________ to ______________________

               Commission File Number: __0-26383__

               ATLANTIC SYNDICATION NETWORK, INC.
     (Exact name of registrant as specified in its charter)

            NEVADA                                   88-0325940
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

2140 West Charleston, Suite B, Las Vegas, Nevada         89102
    (Address of principal executive offices)          (Zip Code)


                         (702) 388-8800
      (Registrant's telephone number, including area code)

                         NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

 ___X___  Yes  _______  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.001 par value - 13,806,440 shares as of May 31, 1999

                      ATLANTIC SYNDICATION NETWORK, INC.

                             Index



PART I. FINANCIAL INFORMATION                                        Page

     Item 1.  Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)
as of May 31, 1999 and February 28,1999                                 3

Condensed Consolidated Statements of Operations
(Unaudited) for the three months ended May 31, 1999 and 1998            4

Condensed Consolidated Cash Flows (Unaudited)
for the three months ended May 31, 1999 and 1998                        5

Notes to Unaudited Condensed Consolidated Financial Statements          6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     9

PART II. OTHER INFORMATION                                              10

Item .

SIGNATURES                                                              10

INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION
Iten 1. Financial Statements

                              ATLANTIC SYNDICATION NETWORK, INC.
                            Condensed Consolidated Balance Sheets
                                       (Unaudited)


                                                       May 31,    February 28,
                                                         1999             1999
                  ASSETS
Current assets
    Cash                                       $          50,676     $ 165,494
    Assets held for sale                                  20,000        20,000
                                                         -------       -------
        Total current assets                              70,676       185,494
                                                         -------       -------

Property and equipment, net                               22,083        23,374
                                                          ------        ------
        Property and equipment, net                       22,083        23,374
                                                          ------       -------
Other assets
    Project development costs                            391,214       346,371
    Amortization project development costs             (109,406)       (97,022)
    Organizational and franchise development
    costs                                               205,098        205,098
    Amortization organizational and franchise
    development costs                                  (205,098)      (205,098)
                                                       --------       ---------
        Net other assets                                281,808        249,349
                                                       --------        -------

        Total assets                          $         374,567    $    458,217
                                                     ===========      =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                          $       21,668      $     21,668
    Notes payable (current portion)                    7,074             7,074
    Refundable deposits                               10,000            10,000
    Due to stockholder                                83,915            83,915
    Deposit for project development                  100,000           100,000
                                                    --------           -------
        Total current liabilities                    222,657           222,657
                                                     ------             ------

Long-term liabilities
    Long-term debt (net of current portion)           66,787            80,458
                                                    --------           -------
        Long-term liabilities                         66,787            80,458
                                                    --------           -------

        Total liabilities                            289,445           303,115

Stockholders' equity
    Preferred stock, $.01 par value:  Authorized shares -
      500,000;  Issued and outstanding - none.
    Common stock, $.001 par value:
      Authorized shares- 50,000,000;
      Issued and outstanding shares -
      13,806,440 at May 31,1999
      and 13,667,100 at February 28,1999,
      respectively                                      13,806          13,667
    Additional paid-in capital                       1,219,733       1,198,602
    Retained earnings (deficit)                     (1,057,167)     (1,057,167)
    Net income (loss)                                  (91,249)           -
                                                     ----------      ----------
        Net stockholders' equity                        85,123         155,102
                                                     ----------      ----------

 Total liabilities and stockholders' equity       $    374,567 $       458,217
                                                      ==========      =========


See accompanying notes

                                ATLANTIC SYNDICATION NETWORK, INC.
                          Condensed Consolidated Statement of Operations
                                     (Unaudited)

                                                    Three Months Ended May 31,
                                                         1999          1998

Net revenue                                         $      -       $      -

Costs and expenses:
    Amortization expense                                12,384         14,016
    Depreciation expense                                 1,963          1,963
    General and administrative expenses                110,859         28,263
    (Less) Capitalization as project
    development cost                                   (44,842)       (19,193)
                                                      ---------      ---------

        Total operating expenses                        80,362         25,048
                                                      ---------       --------

        Operating (loss)                               (80,362)       (25,048)

Interest income                                            -              -
Interest expense                                       (10,887)        (4,135)
Other (expense) income                                     -              -
                                                        -------         ------

(Loss) before income taxes                             (91,249)       (29,183)


Income tax provision (benefit)                            -               -
                                                       --------        -------

Net (loss)                                       $     (91,249) $     (29,183)
                                                       ========        =======

Net (loss) per share of common stock             $      (0.007) $      (0.002)
                                                       ========        =======

Weighted average shares outstanding during the period  13,138,308  12,807,100
                                                       ==========   =========

See Accompanying Notes

                            ATLANTIC SYNDICATION NETWORK, INC.
                     Condensed Consolidated Statement of Cash Flows
                                       (Unaudited)

                                                     Three Months Ended May 31,
                                                          1999          1998
                                                       ----------    ---------

Net cash flow from operating activities:

   Net income (loss)                                    (91,249)     (29,183)
   Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
      Depreciation and amortization                       14,346      15,979
      Other changes in operating assets and liabilities
         Stock issued for services in lieu of cash         6,600         -
                                                       ----------    ---------
      Total adjustments                                   20,946      15,979
                                                       ----------    ---------

Net cash provided by operating activities                (70,303)    (13,204)
                                                       ----------    ---------

Cash flows from investing activities:

      Property and equipment                               (671)        -
      Other Assets                                      (44,843)    (19,193)
                                                       ----------    ---------

Net cash (used) by investing activities                 (45,514)    (19,193)
                                                       ----------    ---------

Cash flows from financing activities:

      Notes payable                                    (13,671)       9,439
      Funds raised from stock issued                    14,670      100,700
                                                       ----------    ---------

Net cash (used) by financing activities                    999      110,139
                                                       ----------    --------

Increase (decrease) in cash and cash equivalents      (114,818)      77,742

Cash at beginning of year                              165,494        3,971
                                                       ----------    ---------

Cash at end of year                                     50,676       81,713
                                                       ========    =========

Supplemental cash flow information

      Interest paid                                     10,887        4,135
                                                       ========    =========

   Non-cash items

      Stock issued in lieu of cash                      21,270            -
                                                       ========    =========

See Accompanying Notes

               ATLANTIC SYNDICATION NETWORK, INC.
 Notes to Unaudited Condensed Consolidated Financial Statements
                          May 31, 1999

Note (A) - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic Syndication Network, Inc. ('ASNI' or 'the Company'), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 28, 2000. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB Filing for the year ended February 28, 1999.

Note (B) - Fiscal Year

     The Company's fiscal year ends on February 28 each year. The Company has presented its fiscal quarters as ending on May 31, August 31, November 30 and February 28.

Note (C) - Property and Equipment

    Property and equipment consisted of the following at:

                            May 31,1999           February 28,1999
                          (In Thousands)         (In Thousands)

Tools                    $          6         $          6
Office equipment                  116                  116
Software                           59                   58
                                -------             --------
Total property and equipment      181                  180
(Less) accumulated depreciation  (159)                (157)
                               -------               -------

Total property and equipment, net  22                   23

Note (D) - Term Debt

   Term debt consisted of the following at:

                                      May 31,1999           February 28,1999
                                     (In Thousands)           (In Thousands)

Note payable
-------------
Payable to a financial institution, secured by
Selected equipment, monthly payment $362
For 51 months, interest at 21.3%.          $   10                    $  10

Notes payable
     Over the years, the Company has
      issued unsecured Demand notes
      payable to trade accounts payable
      Creditors.  The unpaid balance at
      May 31, and February 28, 1999,
      respectfully was:                        16                       29


Note (D) - Term Debt - continued

      Credit cards
Pledged by personal guarantee
      of major stockholder:                    10                       10

Convertible notes payable
      Under a private placement issue,
      stock is sold along With convertible
      notes (See Note F).  Since these
      Unsecured notes can be converted to
      stock, they are Reported as long-term
      debt:                                   38                    38
                                         ----------               -------

Total notes payable                           74                    87

(Less) current portion                        (7)                   (7)
                                         -----------              -------

Total long-term debt                 $        67            $       80

Note (E) - Related Party Transactions

     There were no related party transactions during the three months ended May 31,1999.

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

     b) Stock Transactions for the Period

          With respect to the issuance of all of the common shares listed below; such issuance were made in reliance on the private placement exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the 'ACT'), and Nevada Revised Statutes Sections 78.211, 78.215, 73.3784, 78.3785 and
78.3791 (collectively, the 'Nevada Statutes').

          In each instance, each of the share purchasers had access to sufficient information regarding the Registrant so as to make an informed investment decision. More specifically, each purchaser signed a written subscription agreement with respect to their financial status and investment sophistication wherein they warranted and represented, among other things, the following:

                    1. That he had the ability to bear the economic risks of investing in the shares of the Registrant.

                    2. That he had sufficient knowledge in financial, business, or investment matters to evaluate the merits and risks of the investment.

                    3. That he had a certain net worth sufficient to meet the suitability standards of the Registrant.

                    4. That the Registrant has made available to him, his counsel and his advisors, the opportunity to ask questions and that he has been given access to any information, documents, financial statements, books and records relative to the Registrant and an investment in the shares of the Registrant.

     c) Debt converted to Stock

      TITLE          SHARE AMOUNT        NAME

       Common        12,000          Shadlaus
       Common        17,340          Dale

     d) Services Exchanged for Stock

      TITLE           SHARE AMOUNT       NAME

     Common              100,000          Bua
     Common              10,000           Raimondi


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

There have not been any subsequent events during this period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in 'Risk Factors,' below, and the other information in this Form 10-QSB.

Overview

     The Registrant develops, produces and distributes entertaining, educational and informational television programming. The Company endeavors to present its programming on network, cable and public television.

     The Company derives its revenues from the sale of advertising and promotion during the shows the Company produces and from companies who sponsor these shows.

  At present, the Company has several projects in production, 'The Stock Show' and 'Intervention'. Management has targeted the fourth quarter of this fiscal year or the first quarter on next fiscal year to market these projects.

Results of Operations

     Atlantic Syndication Network, Inc. had no revenues for the quarter ended, May 31,1999. During this quarter, the Company incurred $125,000 of operating expenses. Due to the nature of these operating expenses,$45,000 of operating expenses were capitalized as project development costs; to be amortized over the useful life of the project. The net operating expenses for the 3 mos. ended May 31, 1999 increased $55,000 over the 3 mos. ended May 31, 1998. This increase was attributable to activities related to the development of the Drug Intervention Project.

     On May 4,1999 the Board of Directors approved a stock warrant plan. The stock warrant plan provides for two members of the Board of Directors to receive a total of 325,000 stock warrants giving them the right to purchase 325,000 shares of stock at $.25 per share. This right to exercise any or all stock warrants expires February 28,2009. The total cost of the stock warrants is $0.001 per warrant, fully paid in services provided of $325.

Risk Factors

Important Factors Related to Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB may contain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. All information herein, which is not historic, and any inference from historic information concerning future periods, is a forward-looking statement.

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

     The Year 2000 Issue.  The 'Year 2000 Issue' variously known as 'Y2K
Issue' or the 'Millennium Bug' arises out of the fact that many existing computer programs use only two digits to identify a year in the date field, and if uncorrected, would fail or create erroneous results by or at the Year 2000.

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

     ATLANTIC SYNDICATION NETWORK, INC. (Registrant)


     November 15,1999   /s/ Kent G. Wyatt, Sr.
                            Kent G. Wyatt, Sr.
                            President and Chief Executive Officer

                        /s/ James Shadlaus
                            James Shadlaus
                            Treasurer