Form 10QSB/A
period 1999-08-31
ATLANTIC SYNDICATION NETWORK INC
filed 2000-03-27
CIK 1085129

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                          FORM 10-QSB/A

(Mark One)
_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.


For the quarterly period ended  _________August,31,1999___________



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

Common Stock, $.001 par value - 13,851,440 shares as of August 31, 1999

                      ATLANTIC SYNDICATION NETWORK, INC.

                             Index



PART I. FINANCIAL INFORMATION                                        Page

     Item 1.  Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)
as of August 31, 1999 and February 28,1999                              3

Condensed Consolidated Statements of Operations
(Unaudited) for the three months ended August 31, 1999 and 1998         4

Condensed Consolidated Statements of Operations
(Unaudited) for the six months ended August 31, 1999 and 1998           4

Condensed Consolidated Cash Flows (Unaudited)
for the six months ended August31, 1999 and 1998                        5

Notes to Unaudited Condensed Consolidated Financial Statements          6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     9

PART II. OTHER INFORMATION                                              10

Item .

SIGNATURE                                                               10

INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION
Iten 1. Financial Statements

                              ATLANTIC SYNDICATION NETWORK, INC.
                            Condensed Consolidated Balance Sheets
                                       (Unaudited)


                                                     August 31,    February 28,
                                                        1999          1999
                  ASSETS
Current assets
    Cash                                       $           8,896     $ 165,494
    Assets held for sale                                  20,000        20,000
                                                         -------       -------
        Total current assets                              28,896       185,494
                                                         -------       -------

Property and equipment, net                               20,965        23,374
                                                          ------        ------
        Property and equipment, net                       20,965        23,374
                                                          ------       -------
Other assets
    Project development costs                            401,214       346,371
    Amortization project development costs             (121,789)      (97,022)
    Organizational and franchise development
    costs                                               205,098        205,098
    Amortization organizational and franchise
    development costs                                  (205,098)     (205,098)
                                                       --------      ---------
        Net other assets                                279,425        249,349
                                                       --------        -------

        Total assets                          $         329,286    $   458,217
                                                     ===========     =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                          $       21,668      $     21,668
    Notes payable (current portion)                    7,074             7,074
    Refundable deposits                               10,000            10,000
    Due to stockholder                                82,915            83,915
    Deposit for project development                  100,000           100,000
                                                    --------           -------
        Total current liabilities                    221,657           222,657
                                                     ------             ------

Long-term liabilities
    Long-term debt (net of current portion)           55,704            80,458
                                                    --------           -------
        Long-term liabilities                         55,704            80,458
                                                    --------           -------

        Total liabilities                            277,361           303,115

Stockholders' equity
    Preferred stock, $.01 par value:  Authorized shares -
      500,000;  Issued and outstanding - none.
    Common stock, $.001 par value:
      Authorized shares- 50,000,000;
      Issued and outstanding shares -
      13,851,440 at August 31,1999
      and 13,667,100 at February 28,1999,
      respectively                                      13,852          13,667
    Additional paid-in capital                       1,236,270       1,198,602
    Retained earnings (deficit)                     (1,057,167)    (1,057,167)
    Net income (loss)                                 (141,029)           -
                                                     ----------     ----------
        Net stockholders' equity                        51,926         155,102
                                                     ----------     ----------

 Total liabilities and stockholders' equity       $    329,286 $       458,217
                                                      ==========     =========


See accompanying notes

                                ATLANTIC SYNDICATION NETWORK, INC.
                          Condensed Consolidated Statement of Operations
                                     (Unaudited)


                                                  Three Months Ended August31,      Six months ended August 31
                                                         1999          1998              1999          1998

Net revenue                                         $      -       $      -
       $      -        $     -
Costs and expenses:
    Amortization expense                                12,384         14,016           24,767         28,032
    Depreciation expense                                 1,963          1,963            3,924          3,926
    General and administrative expenses                 45,435         31,403          156,294         59,666
    (Less) Capitalization as project development cost  (10,001)       (21,326)         (54,843)       (40,519)
                                                      --------        --------         --------      ---------
      Total operating expenses                          49,780         26,056         130,142         51,105
                                                      ---------      ---------        ---------     ----------

         Operating (loss)                              (49,780)       (26,056)        (130,142)       (51,105)


Interest income                                            -              -               -              -
Interest expense                                           -           (4,594)        (10,887)        (8,729)
Other (expense) income                                     -              -               -              -
                                                        -------         ------        -------         -------

(Loss) before income taxes                             (49,780)       (30,650)        (141,029)       (59,834)


Income tax provision (benefit)                            -               -             -                -
                                                       --------        -------       ----------        -------

Net (loss)                                       $     (49,780) $     (30,650)       $(141,029)        $(59,834)
                                                       ========        =======

Net (loss) per share of common stock             $      (0.004) $      (0.002)      $  (0.010)      $   (0.005)
                                                       ========        =======       ---------       -----------

Weighted average shares outstanding during the period  13,667,100   12,807,100      13,667,100        12,807,100
                                                        ---------    ---------       ==========        =========-

See Accompanying Notes

                            ATLANTIC SYNDICATION NETWORK, INC.
                     Condensed Consolidated Statement of Cash Flows
                                       (Unaudited)

                                                     Six Months Ended Aug 31,
                                                          1999          1998
                                                       ----------    ---------

Net cash flow from operating activities:

   Net income (loss)                                    (141,029)     (59,834)
   Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
      Depreciation and amortization                       28,691      31,958
      Other changes in operating assets and liabilities
         Stock issued for services in lieu of cash         6,600         -
                                                       ----------    ---------
      Total adjustments                                   35,291      31,958
                                                       ----------    ---------

Net cash provided by operating activities               (105,738)    (27,876)
                                                       ----------    ---------

Cash flows from investing activities:

      Property and equipment                             (1,516)        -
      Other Assets                                      (54,843)    (40,519)
                                                       ----------    ---------

Net cash (used) by investing activities                 (56,359)    (40,519)
                                                       ----------    ---------

Cash flows from financing activities:

      Notes payable                                    (14,171)       9,439
      Due to Stockholders                               (1,000)
      Funds raised from stock issued                     20,670     100,700
                                                       ----------    ---------

Net cash (used) by financing activities                   5,499      110,139
                                                       ----------    --------

Increase (decrease) in cash and cash equivalents      (156,598)      41,744

Cash at beginning of year                              165,494        3,971
                                                       ----------    ---------

Cash at end of year                                     8,896       45,715
                                                       ========    =========

Supplemental cash flow information

      Interest paid                                     10,887        8,729
                                                       ========    =========

   Non-cash items

      Stock issued in lieu of cash                      31,853            -
                                                       ========    =========

See Accompanying Notes

               ATLANTIC SYNDICATION NETWORK, INC.
 Notes to Unaudited Condensed Consolidated Financial Statements
                          August 31, 1999

Note (A) - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic Syndication Network, Inc. ('ASNI' or 'the Company'), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six-month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 28, 2000. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB Filing for the year ended February 28, 1999.

Note (B) - Fiscal Year

     The Company's fiscal year ends on February 28 each year. The Company has presented its fiscal quarters as ending on May 31, August 31, November 30 and February 28.

Note (C) - Property and Equipment

    Property and equipment consisted of the following at:

                            August 31,1999           February 28,1999
                              (In Thousands)         (In Thousands)

Tools                    $          6         $          6
Office equipment                  117                  116
Software                           59                   58
Total property and equipment      181                  180
(Less) accumulated depreciation  (161)                (157)

Total property and equipment, net  20                   23

Note (D) - Term Debt

   Term debt consisted of the following at:

                                      August 31,1999           February 28,1999
                                     (In Thousands)           (In Thousands)

Note payable
-------------
Payable to a financial institution, secured by
Selected equipment, monthly payment $362
For 51 months, interest at 21.3%.          $   10                    $  10

Notes payable
     Over the years, the Company has
      issued unsecured Demand notes
      payable to trade accounts payable
      Creditors.  The unpaid balance at
      May 31, and February 28, 1999,
      respectfully was:                        15                       29


Note (D) - Term Debt - continued

      Credit cards
Pledged by personal guarantee
      of major stockholder:                    10                       10

Convertible notes payable
      Under a private placement issue,
      stock is sold along With convertible
      notes (See Note F).  Since these
      Unsecured notes can be converted to
      stock, they are Reported as long-term
      debt:                                   28                    38

Total notes payable                           63                    87

(Less) current portion                        (7)                   (7)

Total long-term debt                 $        56            $       80

Note (E) - Related Party Transactions

     There were no related party transaction during the three months ended August 31,1999.

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

     As of August 31,1999, there are 13,851,440 shares issued and outstanding. Of this amount, 857,500 shares are free trading whereas 12,993,940 shares have been or still are restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

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

     c) Debt converted to Stock

          TITLE          SHARE AMOUNT        NAME

           Common        21,167          Krantz Trust

     d) Stock purchase for cash

        TITLE               SHARE AMOUNT            NAME

       Common               24,000                  Krantz Trust


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

Note (H) - Subsequent Events (Unaudited)

Management with Board of Directors is planning to relocate the video production services of Atlantic Syndication Network Inc. to Las Vegas Nevada. This move will take place in the third quarter of this fiscal year. With a corporate office already in Las Vegas, Nevada, this move will consolidate the Company's resources. Space to house Atlantic Syndication Network, Inc. is being sought at this time.

In addition to consolidating facilities, management is communicating with R &
R Studios of Hawaii in an attempt to share production space and equipment. This should enable both companies to reduce capital needs and operating expenses if the necessary arrangements can be completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in 'Risk Factors,' below, and the other information in this Form 10-Q.

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

Results of Operations

     Atlantic Syndication Network, Inc. had no revenues for the six months ended, August 31,1999. During this quarter, the Company incurred $156,000 of operating expenses. Due to the nature of these operating expenses,$55,000 of operating expenses were capitalized as project development costs; to be amortized over the useful life of the project. The net operating expenses for the 6 mos. ended August 31, 1999 increased $81,000 over the 6 mos. ended August 31, 1998. This increase was attributable to (i) additional professional fees related to additional SEC reporting requirements; (ii) The anticipated relocation of the production facilities to Las Vegas, Nevada; (iii) activities related to the development of the Drug Intervention Project.

     In August 1999, the Company's Form 10SB went into effect by law, making the Corporation a fully reporting Company.

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

Part II. OTHER INFORMATION

     Item 1.   Legal proceedings - Not applicable
     Item 2.   Changes in securities - Not applicable
     Item 3.   Defaults on senior securities - Not applicable
     Item 4.   Submission of matters to a vote of security holders
                  Not applicable
     Item 5.   Other information - Not applicable
     Item 6.   (a) Exhibits:  None
                (b) Reports on Form 8-K:  None





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