Form 10QSB/A
period 1999-11-30
ATLANTIC SYNDICATION NETWORK INC
filed 2000-03-27
CIK 1085129

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                          FORM 10-QSB/A

(Mark One)
_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.


For the quarterly period ended  _________November 30,1999___________



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

Common Stock, $.001 par value - 13,870,444 shares as of November 30, 1999

                      ATLANTIC SYNDICATION NETWORK, INC.

                             Index



PART I. FINANCIAL INFORMATION                                        Page

     Item 1.  Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)
as of November, 1999 and February 28,1999                              3

Condensed Consolidated Statements of Operations
(Unaudited) for the three months ended November 30, 1999 and 1998       4

Condensed Consolidated Statements of Operations
(Unaudited) for the nine months ended November 30, 1999, and 1998       4

Condensed Consolidated Cash Flows (Unaudited)
for the nine months ended November 30, 1999 and 1998                    5

Notes to Unaudited Condensed Consolidated Financial Statements          6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     9

PART II. OTHER INFORMATION                                              10

Item .

SIGNATURE                                                               10

INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                              ATLANTIC SYNDICATION NETWORK, INC.
                            Condensed Consolidated Balance Sheets
                                       (Unaudited)


                                                     November 30,  February 28,
                                                        1999          1999
                  ASSETS
Current assets
    Cash                                       $           6,883     $ 165,494
    Assets held for sale                                  20,000        20,000
                                                         -------       -------
        Total current assets                              26,883       185,494
                                                         -------       -------

Property and equipment, net                               19,002        23,374
                                                          ------        ------
        Property and equipment, net                       19,002        23,374
                                                          ------       -------
Other assets
    Project development costs                            401,214       346,371
    Amortization project development costs             (134,173)       (97,022)
    Organizational and franchise development
    costs                                               205,098        205,098
    Amortization organizational and franchise
    development costs                                   (205,098)      (205,098)
                                                       --------       ---------
        Net other assets                                267,041        249,349
                                                       --------        -------

        Total assets                          $         312,926    $    458,217
                                                     ===========      =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                          $       21,668      $     21,668
    Notes payable (current portion)                    7,074             7,074
    Refundable deposits                               10,000            10,000
    Due to stockholder                               103,215            83,915
    Deposit for project development                   75,000           100,000
                                                    --------           -------
        Total current liabilities                    216,957           222,657
                                                     ------             ------

Long-term liabilities
    Long-term debt (net of current portion)           46,086            80,458
                                                    --------           -------
        Long-term liabilities                         46,086            80,458
                                                    --------           -------

        Total liabilities                            263,043           303,115

Stockholders' equity
    Preferred stock, $.01 par value:  Authorized shares -
      500,000;  Issued and outstanding - none.
    Common stock, $.001 par value:
      Authorized shares- 50,000,000;
      Issued and outstanding shares -
      13,870,444 at November 30, 1999
      and 13,667,100 at February 28,1999,
      respectively                                      13,870          13,667
    Additional paid-in capital                       1,245,670       1,198,602
    Retained earnings (deficit)                     (1,057,167)     (1,057,167)
    Net income (loss)                                 (152,489)           -
                                                     ----------      ----------
        Net stockholders' equity                        49,884         155,102
                                                     ----------      ----------

 Total liabilities and stockholders' equity       $    312,926 $       458,217
                                                      ==========      =========


See accompanying notes

                                ATLANTIC SYNDICATION NETWORK, INC.
                          Condensed Consolidated Statement of Operations
                                     (Unaudited)


                                                  Three Months Ended November 30,  Nine months ended November 30
                                                         1999          1998               1999          1998

Net revenue                                         $   25,000    $      -            $  25,000        $     -

Costs and expenses:
    Amortization expense                                12,384         14,016            37,151         42,048
    Depreciation expense                                 1,963          1,963             5,887          5,889
    General and administrative expenses                 22,113         34,543           178,407         94,209
    (Less) Capitalization as project development cost  -              (23,458)          (54,843)       (63,977)
                                                      --------        --------          --------      ---------
      Total operating expenses                          36,499         27,064            166,602        78,169
                                                      ---------      ---------         ---------     ----------

         Operating (loss)                              (11,459)       (27,064)         (141,602)       (78,169)


Interest income                                            -              -                -              -
Interest expense                                           -           (5,053)         (10,887)        (13,782)
Other (expense) income                                     -              -                -              -
                                                        -------         ------         -------         -------

(Loss) before income taxes                             (11,459)       (32,117)         (152,489)       (91,951)


Income tax provision (benefit)                            -               -              -                -
                                                       --------        -------        ----------        -------

Net (loss)                                       $     (11,459) $     (32,117)        $(152,489)        $(91,951)
                                                       ========        =======

Net (loss) per share of common stock             $      (0.001) $      (0.003)       $  (0.011)      $   (0.007)
                                                       ========        =======        ---------       -----------

Weighted average shares outstanding during the period  13,667,100   12,807,100       13,667,100        12,807,100
                                                        ---------    ---------        ==========        =========-

See Accompanying Notes

                            ATLANTIC SYNDICATION NETWORK, INC.
                     Condensed Consolidated Statement of Cash Flows
                                       (Unaudited)

                                                     Nine Months Ended Nov. 30,
                                                          1999          1998
                                                       ----------    ---------

Net cash flow from operating activities:

   Net income (loss)                                    (152,489)     (91,951)
   Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
      Depreciation and amortization                       43,038      47,937
      Other changes in operating assets and liabilities
         Deposit for Project Development                 (25,000)
         Stock issued for services in lieu of cash         6,600         -
                                                       ----------    ---------
      Total adjustments                                   24,638      47,937
                                                       ----------    ---------

Net cash provided by operating activities               (127,851)    (44,014)
                                                       ----------    ---------

Cash flows from investing activities:

      Property and equipment                             (1,516)        -
      Other Assets                                      (54,843)    (63,977)
                                                       ----------    ---------

Net cash (used) by investing activities                 (56,359)    (63,977)
                                                       ----------    ---------

Cash flows from financing activities:

      Notes payable                                     (14,371)       9,439
      Due to Stockholders                                19,300
      Funds raised from stock issued                     20,670      100,700
                                                       ----------    ---------

Net cash (used) by financing activities                   25,599      110,139
                                                       ----------    --------

Increase (decrease) in cash and cash equivalents      (158,611)       2,148

Cash at beginning of year                              165,494        3,971
                                                       ----------    ---------

Cash at end of year                                     6,883         6,119
                                                       ========    =========

Supplemental cash flow information

      Interest paid                                     10,887        13,782
                                                       ========    =========

   Non-cash items

      Stock issued in lieu of cash                      41,271         5,000
                                                       ========    =========

See Accompanying Notes

               ATLANTIC SYNDICATION NETWORK, INC.
 Notes to Unaudited Condensed Consolidated Financial Statements
                          November 30, 1999

Note (A) - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic Syndication Network, Inc. ('ASNI' or 'the Company'), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending February 28, 2000. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB Filing for the year ended February 28, 1999.

Note (B) - Fiscal Year

     The Company's fiscal year ends on February 28 each year. The Company has presented its fiscal quarters as ending on May 31, August 31, November 30 and February 28.

Note (C) - Property and Equipment

    Property and equipment consisted of the following at:

                        November 30, 1999           February 28,1999
                          (In Thousands)         (In Thousands)

Tools                    $          6         $          6
Office equipment                  117                  116
Software                           59                   58
Total property and equipment      181                  180
(Less) accumulated depreciation  (162)                (157)

Total property and equipment, net  19                   23

Note (D) - Term Debt

   Term debt consisted of the following at:

                                      November 30, 1999        February 28,1999
                                     (In Thousands)           (In Thousands)

Note payable
-------------
Payable to a financial institution, secured by
Selected equipment, monthly payment $362
For 51 months, interest at 21.3%.          $   10                    $  10

Notes payable
     Over the years, the Company has
      issued unsecured Demand notes
      payable to trade accounts payable
      Creditors.  The unpaid balance at
      May 31, and February 28, 1999,
      respectfully was:                        15                       29


Note (D) - Term Debt - continued

      Credit cards
Pledged by personal guarantee
      of major stockholder:                    10                       10

Convertible notes payable
      Under a private placement issue,
      stock is sold along With convertible
      notes (See Note F).  Since these
      Unsecured notes can be converted to
      stock, they are Reported as long-term
      debt:                                   18                    38
                                           --------               -------

Total notes payable                           53                    87

(Less) current portion                        (7)                   (7)
                                          ---------               --------

Total long-term debt                 $        46            $       80

Note (E) - Related Party Transactions

     There were no related party transaction during the three months ended November 30, 1999.

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

     As of November 30, 1999, there are 13,870,444 shares issued and outstanding. Of this amount, 857,500 shares are free trading whereas 13,012,944 shares have been or still are restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

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

     c) Debt converted to Stock

          TITLE          SHARE AMOUNT        NAME

       Common        11,780              Trice
       Common         7,057              Harjung


Note (G) - Deposit for Project Development

     In January 1999, the Registrant received $100,000, of which $75,000 was an investment on a production project and $25,000 was reclassified to advertising and marketing consulting fees for services rendered in November 1999. Management believes the committed project will be completed and ready for marketing by February 28, 2000. The project entails developing and marketing an infomercial to promote video tapes related to drug and alcohol addiction. The Registrant and the investor in this project have entered into a profit participation agreement that takes affect after the marketing begins. All costs associated with the development and marketing of this project are reimbursed by the project before profits are disbursed. Rights to the project remain in the hands of the Registrant.

Note (H) - Subsequent Events (Unaudited)

The Registrant is preparing a private placement memorandum under Regulation 'D' Rule 505 for the purpose of raising $750,000 in exchange for 1,500,000 shares of common stock, $.50 per share value. The proceeds from this offering will be used for operations, including additional staff for marketing, sales and production of television shows, product acquistion and development , production of direct response commercials and infomercials, purchasing of media and television time for airing of ASNI shows and infomercials, product order-taking and fulfillment of orders.

The Y2K situation has had no impact on ASNI's systems or daily operations at this time.

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

Results of Operations

     Atlantic Syndication Network, Inc. had $25,000 in revenues for the nine months ended, November 30, 1999 for production services as agreed upon for services performed. During this period, the Company incurred $178,000 of operating expenses. Due to the nature of these operating expenses,$55,000 of operating expenses were capitalized as project development costs; to be amortized over the useful life of the project. The net operating expenses for the 9 mos. ended November 30, 1999 increased $88,000 over the 9 mos. ended November 30, 1998. This increase was attributable to 3 major reasons (i) increased professional fees due to the Company's change in filing status; (ii) costs related to moving the production facilities to Las Vegas, Nevada; (iii) activities related to the development of the Drug Intervention Project.

     In the third quarter of 1999, Atlantic Syndication Network Inc. has relocated its production facility from southern California to Las Vegas, Nevada.

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