Form 10QSB/A
period 1999-08-31
ATLANTIC SYNDICATION NETWORK INC
filed 2000-04-28
CIK 1085129

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
                                                       ========    =========

See Accompanying Notes

               ATLANTIC SYNDICATION NETWORK, INC.
 Notes to Unaudited Condensed Consolidated Financial Statements
                          August 31, 1999

Note (A) - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic Syndication Network, Inc. ('ASNI' or 'the Company'), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six-month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 28, 2000. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-SB Filing for the period ending May 31, 1999.

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

     The Company also derives revenue by providing outside production and consulting services in the development, design, and layout of their videotape projects. This includes research and writing of scripts prior to actual production, editing and post production which clients use either privately or for airing on television.

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

Liquidity and Capital Resources

     ASNI's cash position at August 31, 1999 was $8,896, a decrease of $41,780 from May 31, 1999. The decrease was primarily attributed to operating expenses of $49,780 for the three months.

     Working capital at August 31, 1999 was a negative ($192,761). Current liabilities includes $82,915 due to the principal stockholders. Although this is currently due, no demand has been made upon the Company. Also included in the current liabilities is a non-refundable deposit for project development
(refer to Profit Participation Agreement dated Jan. 17, 1999- reference
10SB/A4 exhibit 10.2) of $100,000. The remaining negative working capital is $98,467. In addition to its objective of generating revenues, management plans to sell assets and issue additional stock for capital as outlined in the private placement exemptions provided by section 4(2) of the Securities Act of 1933, as amended (the 'Act'), SEC Reg. D, Rule 505 of the Act, and Nevada Revised Statutes Section 78.211, 78.215, 73.3784, 78.3785 and 78.3791
(collectively, the 'Nevada Statutes') in order to increase its liquidity and working capital reserves.

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

        Debt converted to Stock

          TITLE          SHARE AMOUNT        NAME
           Common        21,167          Krantz Trust

        Stock purchase for cash

        TITLE               SHARE AMOUNT            NAME

       Common               24,000                  Krantz Trust

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