Form 10QSB/A
period 1999-11-30
ATLANTIC SYNDICATION NETWORK INC
filed 2000-04-28
CIK 1085129

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
                                                       ========    =========

See Accompanying Notes

               ATLANTIC SYNDICATION NETWORK, INC.
 Notes to Unaudited Condensed Consolidated Financial Statements
                          November 30, 1999

Note (A) - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic Syndication Network, Inc. ('ASNI' or 'the Company'), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending February 28, 2000. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form
10-SB Filing for the period ended May 31, 1999.

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

Note (G) - Deposit for Project Development

     In January 1999, the Registrant received $100,000 from an investor, which was an investment on the 'Intervention' videotape project. $25,000 of that amount was reclassified for production and consulting fees for services rendered to the investor in November 1999. After reclassification of the $25,000 the investor's project investment is $75,000. Management believes the 'Intervention' project will be completed and ready for marketing by February 28, 2000. The project entails developing and marketing an infomercial to promote video tapes related to drug and alcohol addiction. The Registrant and the investor in this project have entered into a Profit Participation Agreement that takes affect after the marketing begins. All costs associated with the development and marketing of this project are reimbursed by the project before profits are disbursed. Rights to the project remain in the hands of the Registrant.

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

Liquidity and Capital Resources

     ASNI's cash position at November 30, 1999 was $6,883, a decrease of $2,013 from Aug. 31, 1999. The decrease was primarily attributed to operating expenses of $36,499 for the three months which were offset by revenues of $25,000 (reference Exhibit 10 of this Form 10QSB - Contract for Services and Offset Agreement to the Profit Participation Agreement dated Sept. 14, 1999) for the same period and $9,400 of additional paid-in capital being raised.

     Working capital at Nov. 30, 1999 was a negative ($190,514). Current liabilities includes $103,215 due to the principal stockholders. Although this is currently due, no demand has been made upon the Company. Also included in the current liabilities is a non-refundable deposit for project development
(refer to Profit Participation Agreement dated Jan. 17, 1999- reference
10SB/A4 exhibit 10.2) of $75,000. The remaining working capital is negative ($18,299). Management is presently raising funds to increase working capital by selling assets, generating revenue, and issuing additional stock for capital as outlined in the private placement exemptions provided by section 4(2) of the Securities Act of 1933, as amended (the 'Act'), SEC Reg. D, Rule 505 of the Act, and Nevada Revised Statutes Section 78.211, 78.215, 73.3784, 78.3785 and 78.3791
(collectively, the 'Nevada Statutes') in order to increase its liquidity and working capital reserves.

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

Part II. OTHER INFORMATION

     Item 1.   Legal proceedings - Not applicable
     Item 2.   Changes in securities

        Stock Transactions for the Period

          With respect to the issuance of all of the common shares listed below; such issuance were made in reliance on the private placement exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the 'ACT') and Nevada Revised Statutes Sections 78.211, 78.215, 73.3784, 78.3785 and
78.3791 (collectively, the 'Nevada Statutes').

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


     Item 3.   Defaults on senior securities - Not applicable
     Item 4.   Submission of matters to a vote of security holders - Not
                  applicable
     Item 5.   Other information - Not applicable
     Item 6.   (a) Exhibits: Contract for Services and Offset Agreement to the
                    Profit Participation Agreement dated Sept. 14, 1999
               (b) Reports on Form 8-K:  None





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