Form 10QSB/A
period 1999-08-31
ATLANTIC SYNDICATION NETWORK INC
filed 2000-05-16
CIK 1085129

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

     ATLANTIC SYNDICATION NETWORK, INC. (Registrant)


     April 26, 2000   /s/ Kent G. Wyatt, Sr.
                            Kent G. Wyatt, Sr.
                            President and Chief Executive Officer

                        /s/ James Shadlaus
                            James Shadlaus
                            Treasurer