Form 10KSB
period 2000-02-29
ATLANTIC SYNDICATION NETWORK INC
filed 2000-06-20
CIK 1085129

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-------------------------------------------------------------------------
                      FORM 10-KSB
( Mark One )
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended February 29,2000

                Commission File number : ______________


                 ATLANTIC SYNDICATION NETWORK, INC.
---------------------------------------------------------------------------
     (Exact name of Small Business Issuers in Its Charter)
             NEVADA                                     88-0325940
---------------------------------                    ----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)

2140 West Charleston, Suite B, Las Vegas, Nevada             89102
--------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)

                              (702) 388-8800
--------------------------------------------------------------------------
                       (Issuer's Telephone Number)

     Securities registered under Section 12(b) of the Exchange Act:

 Title of Each Class                  Name of Each Exchange on Which
to be so Registered                  Each Class is to be Registered
-------------------                  ------------------------------
 n/a                                       n/a

       Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, Par Value $.001
---------------------------------------------------------------------------
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports, and (2) has been
subject to such filing requirements for the past 90 days. Yes   (x)    No (  )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to his Form 10-KSB. (x)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.
( See definition of affiliate in Rule 12b-2 of the Exchange Act)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 29,2000 the Company has issued and has outstanding 13,974,444 shares of Common Stock.

                     ATLANTIC SYNDICATION NETWORK, INC.
                           FORM 10-KSB
                         TABLE OF CONTENTS

 NO.           TITLE                                                PAGE NO.
                          PART I

Item 1.      Description of Business...................................
Item 2.      Description of Property...................................
Item 3.      Legal Proceedings ........................................
Item 4.      Submission of Matters to a Vote of Security Holders ......

                              PART II

Item 5.      Market for Common Equity and Related Shareholder Matters..
Item 6.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................
Item 7.      Financial Statements......................................
Item 8.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.......................

                              PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act ........
Item 10.     Executive Compensation....................................
Item 11.     Security Ownership of Certain Beneficial Owners and
             Management................................................
Item 12.     Certain Relationships and Related Transactions............
Item 13.     Exhibit List and Reports on Form 8-K .....................

             Signatures  ..............................................

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. This Report contains statements that constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act, 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "approximately","anticipate", "believe", "plan", "should", "scheduled", "will", "may", "projected" "benefit" "upcoming" "strategic" "demonstrated" "quality", "added value" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, (b) the business and growth strategies of the Company, and (c) the Company's objectives, planned or expected activities and anticipated financial performance. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and the actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the "Risk Factors" described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10Q-SB filed or to be filed by the Company in Calendar years 1999 and 2000 and any Current Reports on Form 8-K filed by the Company.

                        FORM 10-KSB

                           PART I


ITEM 1.             DESCRIPTION OF BUSINESS.


         Atlantic Syndication Network, Inc. (the Registrant) was originally incorporated under the laws of the state of Nevada on September 25, 1978 as Casino Consultants, Inc. Prior to September 1992 the Registrant was non-operating. On September 15, 1992 the Registrant entered into an Agreement and Plan of Reorganization with Ad Show Network, Inc., a Nevada corporation, whereby the Registrant would acquire the assets of Ad Show Network, Inc., subject to liabilities, for shares of common stock in the Registrant. On September 15, 1992, prior to completion of the asset purchase Casino Consultants, Inc. changed its name to A.S. Network, Inc.

         On October 14, 1992, Casino Consultants, Inc. (A.S. Network, Inc.) filed an Amendment to its Articles of Incorporation changing the corporate name to Ad Show Network, Inc. On August 17, 1995, Registrant filed an amendment to the Articles of Incorporation changing the name to Atlantic Syndication Network, Inc.

         The asset purchase was accounted for as a tax free reorganization under Section 368(a)(i)(c) of the Internal Revenue Code of 1986, as amended. As a result, the acquiring Company, Casino Consultants, Inc. purchased 100% of the net assets of Ad Show Network ($690,975) and transferred 4,500,000 shares of its common stock in exchange for these assets. As this was an exempt isolated transaction, the securities received in such a transfer shall not be registered under federal or state securities laws.

          From the time of the asset purchase on September 25, 1992 until the Registrant changed it's name on May 25, 1995 to Atlantic Syndication Network, Inc., the Registrant's personnel and operations were engaged in the promotion and advertising of local businesses and products in locations such as the U.S. Post Offices through the use of automated computer kiosks. Successful development and implementation of advertising operations occurred, however; the U.S. Postal Service subsequently changed the U.S. Post Master and their contract personnel and policy in dealing with third party contractors. In making these changes the Postal Service caused the discontinuation of operations by the Registrant in Post Offices throughout the Western U.S. The Registrant's financial resources had been expended in developing this business and with the cessation of its kiosk advertising in late 1995, the Registrant assigned the kiosk advertising operations to a third party in 1996. By year-end February 1996, the Registrant had an accumulated deficit in retained earnings of ($755,999). Corporate assets of $210,711 were nearly all non-liquid consisting primarily of organizational and development costs and fixed assets.

     Capitalized liabilities of the Registrant, private placement proceeds, advances from principal shareholders and profit sharing partnerships have been used to redirect the Registrant's endeavors in the design, development, production and distribution of multi-media, television production, commercials, infomercials and commissioned projects.

     Registrant concentrates on the development, production, and distribution of television programs and specific projects created for domestic and international markets. The goal is to produce powerful, effective television programming, third party commissioned projects and to be known as a notable provider of niche market television, corporate videos and infomercials.

     Registrant benefits by using Company-owned state-of-the-art post production digital editing equipment. The real-time editing and computer graphic stations have 2D/3D animation capability and conforms to the necessary technology required for broadcast. The company equipment allows the company to produce its television shows and videos at a reduced cost compared to utilizing outside studios.

     Registrant has 3 full-time employees and 2 part-time employees. The company policy is to engage freelance creative personnel and utilize independent contractors on a project by project basis.

     Marketing and Distribution: Once production is complete, the Company policy is to purchase media on select television stations so that it owns the airtime, secures its own advertisers, and receives 100% of the advertising income.
The sale of programming in this manner provides more control and in many situations the advertisers equally benefit because they're able to better control the time, day, and targeted audience of their commercials. With the specific types of programming, advertisers are also willing to pay more for their commercials to be broadcast to that specific target audience. The Company also participates and also enters into a barter or no-license fee arrangement with the broadcast stations so that it can share in the income generated by the program from the sale of advertising created by the station. Another option is for the Company to directly license its programming to cable, network, or independent stations. Throughout the world, there are emerging markets and the Company will have the opportunity to purchase, barter, sell outright or license its programming to many of these new television stations, cable channels, and distribution outlets.

     After shows have aired they have the potential of retaining a residual value for generating additional and future income. The Company-owned projects are copyright protected and available for distribution via satellite, cable, and broadcast release. Completed shows and series represent a long-term asset and become inventory for the Registrant's video library.


     Library: The Company policy has been to retain the proprietary rights associated with the programming in its library. Unless the rights are sold and/or granted to licensees, these rights are generally held in perpetuity. The Company intends to add products to its video library by continuing to produce quality programming as well as purchase completed programming to distribute to television, cable, and the direct-to-video market. A library that includes proprietary programming can be licensed, re-licensed and distributed over a period of time and provide a long-term revenue stream.

     Pursue Co-Production Partnerships: The Company intends to pursue and evaluate potential business opportunities with co-financing partners for various projects, with the goal that risks may be shared. The benefits will include financial, complementary production skills and domestic or foreign distribution for Registrant's projects.

     Internet and Alternative Distribution: The Company is exploring ways to benefit by the Internet and other alternative distribution for its infomercials, corporate videos and television programs. The Company has secured www.TheStockShow.comm Website and is negotiating to secure a strategic partnership in order to build and expand the concept and distribution of client corporate videos and it's scheduled weekly television show.

ITEM 2.      DESCRIPTION OF PROPERTY.

      The Registrant maintains its corporate and production offices at 2140 West Charleston, Suite B in Las Vegas, Nevada. The Registrant moved its production facilities from Hollywood, California to Las Vegas, Nevada during the fiscal year. The Company intends to expand its offices and production facilities during this fiscal year.

ITEM 3       LEGAL PROCEEDINGS

     The Registrant is not involved in any legal proceedings.

ITEM 4      Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the company's stockholders during the fourth quarter of the fiscal year ended February 29, 2000.

                         PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED SHAREHOLDER MATTERS.


     (a) MARKET INFORMATION: The Registrant's common stock is quoted in the NASD Electronic Quotation Service under the symbol ASNi. The Registrant's common stock price at close of business on February 29,2000 was $.25 per share.

          PRICE RANGE: The following table is the range of the high and low bids for the Registrant's common stock for each quarter within the last two fiscal years as determined by over-the-counter market quotations. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



                                         High           Low
     Fiscal Yr Ending
     Feb 28, 1999                       ______        _______

          First Quarter                 .25            .125
          Second Quarter                .25            .125
          Third Quarter                 .25            .125
          Fourth Quarter                .25            .125

     Fiscal Yr Ending
     Feb 29, 2000

          First Quarter                 .25            .01
          Second Quarter                .25            .01
          Third Quarter                 .25            .01
          Fourth Quarter                .25            .125

         HOLDERS: The Registrant has approximately 151 common stock shareholders. This excludes the number of beneficial owners whose shares are
held in brokerage accounts.   The company believes that the number of
beneficial holders is in excess of this amount.

         DIVIDENDS: The Registrant has never paid a cash dividend. It is the present policy of the Registrant to retain any extra profits to finance growth and development of the business. Therefore, the Registrant does not anticipate paying cash dividends on its common stock in the foreseeable future.

     (b) RECENT SALES OF SECURITIES: The Registrant had the following stock issuances within the last fiscal year as described below. All such shares were sold by the officers and directors of the Registrant and no underwriters were utilized.

                 FISCAL YEAR ENDING FEB 29,2000
                  March 1, 1999 to February 29,2000

   DATE     CLASS    # OF SHARES    AMOUNT   Per Share   CONSIDERATION   NAME
3/1/99     Common       17,340      $ 8,670  $.50     Debt Conversion     Don Dale
3/15/99    Common       12,000        6,000   .50     Debt Conversion     James Shadlaus
4/9/99     Common      100,000        6,000   .06     Services Rendered   Carmine Bua
5/1/99     Common       10,000          600   .06     Services Rendered   Frank Raimondi
8/30/99    Common       21,167       10,583   .50     Debt Conversion     Krantz Trust
8/30/99    Common       24,000        6,000   .25     Purchase            Krantz Trust
9/8/99     Common       11,780        5,890   .50     Debt Conversion     Ruby Trice
9/8/99     Common        3,538        1,769   .50     Debt Conversion     David Harjung
9/8/99     Common        3,519        1,759   .50     Debt Conversion     David Harjung
12/13/99   Common       10,000          600   .06     Services Rendered   Don Helmer
12/13/99   Common        25,000       1,500   .06     Services Rendered   Ken Crocker, Jr.
1/7/00     Common        10,000       5,000   .50     Purchase            Ruby Trice
1/7/00     Common        22,000      11,000   .50     Purchase            Chris Holtz
2/8/00     Common         2,000       1,000   .50     Purchase            Charles Damaske
2/9/00     Common        10,000       5,000   .50     Purchase            Dan Stagnoli
2/10/00    Common        15,000       7,500   .50     Purchase            Robert Sheets
2/24/00    Common        10,000       5,000   .50     Purchase            Jeff Hushaw


                    EXEMPTIONS FROM REGISTRATION:

With respect to the issuance of all of the common shares listed at Item 5(b), such issuances were made in reliance on the private placement exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the
"Act"), SEC  Regulation D, Rule 505 of the Act ("Rule 505") and Nevada Revised
Statutes  Sections 78.211, 78.215, 73.3784, 78.3785 and 78.3791 ( collectively, the  "Nevada Statutes").

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

ITEM 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Registrant develops, produces, and distributes entertaining, educational, and informational television programming. The Company endeavors to present programming on network, cable and public television as well as the direct-to-video market.

Production Schedule includes:

Masters of the Martial Arts

"Masters of the Martial Arts Starring Sho Kosugi" is a series that involves interviews and demonstrations on location at different locales in the Orient with grand masters in different disciplines of the martial arts. The host of the series is Sho Kosugi, seven-time karate world champion, and star of numerous martial arts films such as "Black Eagle" with Jean-Claude Van Damme, "Blind Fury" with Rutgar Hauer, "Pray for Death", "Revenge of the Ninja" and others. This series aired for two years on (ICN) International Channel
Network. The show is not currently airing or generating income but the Company is planning to restructure this show for airing and syndication during this fiscal year. The Company also plans to produce and distribute videotapes for sale that will include various Martial Artists who appear on these shows.

Ninjaerobics (TM).

An outgrowth of the interest in martial arts has been the development of exercise classes which focus on martial art techniques and self defense.
ASNi, recognizing this opportunity, designed and developed "Ninjaerobics", a series of exercise tapes that combines aerobics and self-defense. Several of these shows were produced but as of this date the company has not secured a sponsor or joint venture partnership for this series. The Company believes that Mr. Kosugi's worldwide fame as The Ninja will provide the added impetus for ASNi to market this videotape series through select retail and video outlets, television infomercials and the Internet.

THE STOCK SHOW (TM)

"The Stock Show" is an interview and news format show that introduces public companies to the general public. The need for small companies to create visibility offers significant business potential for this series. Publicity is essential for these companies as they compete for investment dollars with the more established or blue chip companies. Public or non-public company guests who appear on The Stock Show benefit by the visibility that television provides while promoting their company product or services. The nature of questions addressed during interviews includes those that are targeted at the company's latest product or services offered, its key management, company innovations and company goals. The show does not promote any particular company or stock, does not offer investment advice and specifically avoids discussing the guest company stock market performance and/or its offerings.


Business news presented includes press releases provided to the general public, current events that are timely and relevant as reported in business magazines such as Wall Street Journal, Forbes, and others.

Intervention Shatters alcohol and drug Addiction

Recognizing the importance and benefit of reaching families in crisis due to alcohol and drug addiction, ASNi created, developed and is completing its production and videotape project focusing on Intervention, a proven path to treatment and recovery for the disease of alcohol and drug addiction.

The educational videotapes, entitled, "INTERVENTION SHATTERS ALCOHOL & DRUG
ADDICTION", are currently in post-production and are scheduled for airing and distribution during this fiscal year. They will be offered for sale via 1 and 2-minute infomercials and commercials aired on television with an (800) number provided for call-ins. Other outlets for distribution include magazines and the internet.

It is anticipated that revenues will come from the sale of videotapes to viewers, institutions, and agencies concerned with drug and alcohol abuse. The company intends to make in-home drug tests available with the videotapes at a discount from the retail market price. These in-home drug tests are becoming more popular with parents of teenagers and they are fast, accurate and easy to use. It provides the opportunity to test simultaneously for single or multiple drug use of marijuana, methamphetamines, cocaine, heroin and others at cut off levels consistent with the National Institute of Drug Abuse.

Registrant will allocate 2.5% of the net earnings from the "Intervention" project to either "The Angel Heart Foundation" or another drug education program to be selected.

ASNi intends to purchase product from a manufacturer/wholesaler and supplier of rapid diagnostic test products used by professional clinicians as well as sold over-the-counter to the consumer market. ASNi will place individual purchase orders with the supplier at the time it begins marketing the drug educational videotapes. To highlight the home drug test kit potential, it is noted that the sale of in-home drug test kits is one of the fastest growing segments of the pharmacological industry.

"Intervention Shatters Alcohol & Drug Addiction" was developed, videotaped and scheduled to air in 1999 but was postponed due to production problems and setbacks. During this period the company was in the process of moving its production facility to Las Vegas, Nevada. The production problems have been identified and are being corrected so that post production can be completed and the videotapes can be released to the public market. It is anticipated that the completion, airing and distribution of these videotapes will take place during this fiscal year.

REVENUES FROM OPERATIONS CAN BE DERIVED FROM:

     Primary Income: Show revenues are generated from (1) sale of advertising and promotions to be shown during the show; (2) companies sponsoring the show because of its content.

     Secondary Income is generated by: (1) third party consulting services pertaining to project development; script, layout, production, editing and distribution of the product (2) third party video post production services and
(3)  videotape sales.  Additional revenues may be derived from the sale of related products advertised during the course of a show that complement and add
value to the original product or videotape being sold on television.   This may
include printed material, books, (Reference Exhibit 10.2) audiotapes and seminars.

     It is anticipated Registrant will derive revenues from advertisers and sponsors upon airing of existing shows, the various shows in production and the videotape series "Intervention Shatters Alcohol & Drug Addiction".



     Revenue for in-house production is recognized  at time of distribution.
Revenue is recognized for outside third party production as work is completed.

RESULTS OF OPERATION.

     During fiscal year-ending February 29,2000, the loss of $236,802 is compared to February 28,1999 fiscal year-end loss of ($791). During this period, existing projects and shows were in post production. Revenues for 2000 and 1999 came from the sale of production for Registrant's shows and third party production services. Income was $25,000 and $127,200 respectively.

     ASNi's focus for 2000 was on show development and company shows were not being aired on televison. Third party income from outside contracts was the only source of revenue during this period. It is anticipated that during fiscal year 2001 and thereafter, the company's in-house show productions will resume, therefore, once these shows are airing, the primary source of income will be advertisers and sponsors of ASNi's shows.

     The Company's total operating expenses including general and administrative costs, other costs including interest, rent, lease payments, contract labor, entertainment, and miscellaneous reflect operations in 2000 and
1999. The operating  costs include non-cash items,  which comprise of 30%
and 47% of the total costs respectively.   Each year a portion of operating
expenses has been capitalized as project development costs.  For the fiscal years of 2000 and 1999, the amounts capitalized were $59,865 and $106,629 respectively.

     The Company's shows and developed projects are the principal assets of the Registrant. By the end of fiscal year ( February 29,2000) the Company had produced and aired "Masters of the Martial Arts" a weekly series that aired for two years on ICN ( International Channel Network). The Ninjaerobics show pilot and The Stock Show have also been developed, produced and aired regionally. The Company has also developed a show called The Franchise
Connection. These shows are currently not airing or generating income.

     The Company has sustained operations with limited revenues during a period that's been devoted primarily to design, development, and packaging of its shows. The Company has created necessary brochures, marketing tools, and developed advertising campaigns for its upcoming infomercial "Intervention" and "The Stock Show". Management has developed relationships with various media buyers and public relations firms to distribute its shows and has secured vendors to supply various products to be used as added value in the marketing of its infomercials, television shows and videotapes.

     During the fiscal year ending February 29,2000, management chose to allocate the necessary time and resources to comply with the ( SEC ) Securities and Exchange Commission 10SB/12g and NASD requirements for the Registrant to become qualified for full reporting status. The company has completed the mandatory requirements and it's anticipated that the Registrant will be listed on the NASDBB during the second quarter of this fiscal year.

     There was no Federal Tax expense for the year ended February 29,2000.
The Registrant has a tax loss benefit to carry-forward of $1,293,000 which is available to offset future tax liabilities.






LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's cash position at February 29,2000 was $2,075, a decrease of $163,419 from February 28,1999. The decrease was primarily attributed to operating expenses of $202,283, interest payment of $17,124 and debt reduction of $14,360.

     Working capital at February 29,2000 was a negative ($201,483) .
However, the current liabilities included $153,563 due the principal stockholder. Although this is currently due, no demand has been made upon the company for payment.

     Registrant has converted $34,671 of debt into 69,344 common shares of stock at a average price of $.50 during the fiscal year-ending February
29,2000. It is the intent of the Company to continue its effort to convert debt into equity when possible.

RISK FACTORS

The Company's business is subject to numerous risk factors, not all of which can be known or anticipated and any one of which could adversely impact the Company or its financial condition. Some of those risk factors are a follows:

Nature of the Entertainment Industry: The television, merchandising and direct
-to-video industries are highly speculative and historically have involved a substantial degree of risk. The success of a television show, series or video production depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Company's production and other costs. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and public taste generally, and include other intangible factors, all of which change rapidly and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the Company's projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

Competition: The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. We compete with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources than we do. Although the number of outlets available to producers has increased with the emergence of new broadcasters, the number of time slots available to independent producers remains limited. Moreover, because license fees in the United States have dropped substantially recently, companies that do not rely on U. S. broadcast license fees to finance the production of programming have achieved a competitive advantage. These companies now serve as an additional source of competition for the limited slots available to independent companies. As a result of these factors, the Company cannot make assurances that we will be able to remain competitive.


Failure to License: Renew Licenses or Production Agreements. There can be no assurance that any existing programs or programs in production by the Company will be licensed, re-licensed for additional broadcast seasons or renewed for production or, if so re-licensed or renewed, that the terms of the license agreements, production or broadcast agreements will be as favorable to the Company as the previous, existing or projected agreements.


The Company's current programs may not sustain their popularity and the new programs may not become popular. Each program (or show) is an individual artistic work, and consumer reaction will determine its commercial success.
The Company cannot assure stockholders that we will be able to continue to create entertaining episodes for its existing programs or that it will be able to create new programs that are appealing for broadcasting.

Dependence upon Key Personnel: Registrant's success depends to a significant extent upon the expertise and services of Kent Wyatt, our President and Chief
Executive Officer. Although the Registrant has agreements with other key management personnel. the loss of services of Mr. Wyatt and/or other key management personnel could have an adverse effect on the Company business, results of operations and financial condition. Registrant does not currently carry "key man" life insurance policies on any of the Company executives.

ITEM 7  Financial Statements



                                    A S N I

                       ATLANTIC SYNDICATION NETWORK, INC.


                         Audited Financial Statements

                    February 29, 2000 and February 28, 1999

ATLANTIC SYNDICATION NETWORK, INC.

TABLE OF CONTENTS

FEBRUARY 29, 2000



INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . .  Page       FS 1


FINANCIAL STATEMENTS:

     Balance Sheets . . . . . . . . . . . . . . . . .     Page       FS 2

     Statements of Operations  . . . .. . . . . . . .     Page       FS 3

     Statements of Stockholders' Equity . . . . . . .     Page       FS 4

     Statements of Cash Flows  . . . . . . . . . . . .    Page       FS 5

NOTES TO FINANCIAL STATEMENTS  . . . . . . . . . . . .    Page       FS 6


     Independent Auditors' Report

To:  Board of Directors
     ATLANTIC SYNDICATION NETWORK, INC.
     Las Vegas, Nevada

We have audited the accompanying balance sheets of ATLANTIC SYNDICATION
NETWORK, INC.  (a Nevada corporation), as of February 29, 2000 and February
28, 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of ATLANTIC SYNDICATION NETWORK, INC. at February 29, 2000 and February 28, 1999 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements and notes to the financial statements, the Company has incurred losses and its current liabilities exceed its current assets. These conditions raise doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Sellers & Associates, P.C.
June 8, 2000
Ogden, Utah

                                      FS 1

                       ATLANTIC SYNDICATION NETWORK, INC.

                                Balance Sheets

                           Years Ending February 28,

A S S E T S

                               2000                 1999
                            -----------         -----------

Current Assets
     Cash                $   2,075               165,494
     Assets Held For Sale      -                  20,000
                           ------------         -----------
     Total Current Assets    2,075               185,494
                           ------------         ------------
Property and Equipment, Net  17,076               23,374
                           ------------         ------------
Net Property and Equipment   17,076               23,374
                           ------------         ------------
Other Assets
    Project Development
      Cost                   384,979              346,371
    (Accumulated) Amortization
      Project Development Costs  (168,723)         (97,022)
    Initial Organization &
      Franchise Development
        Costs                   -                  205,098
    (Accumulated) Amortization
       All Other                -                 (205,098)
                            ------------          ------------
 Net Other Assets            216,256               249,349
                            ------------          ------------

                            $ 235,407             $  458,217
                            ------------          ------------



                   Liability & Stockholder's Equity


Current Liabilities
     Accounts Payable       $   30,848            21,668
     Term Debt - Current Portion 9,147             7,074
     Refundable Deposits        10,000            10,000
     Note Due to Stockholder   108,563            83,915
     Notes Due to Officers      45,000              -
     Deposit For Project
       Development                -               100,000
                              ------------         ------------
Total Current Liabilities      203,558              222,657
                              ------------          ------------
Long-Term Liabilities          29,353                80,458
                              ------------          ------------
          Total Liabilities    232,911               303,115
                              ------------          ------------


Stockholders' Equity
  Preferred Stock, $.01 par value,
  authorized 500,000 shares,
  issued and outstanding -none
  Common Stock, $.001 par value,
  authorized 50,000,000 shares,
  issued and outstanding 13,974,444
  shares at 2-29-00 and 13,667,100
  at 2-28-99                   13,974              13,667

 Additional Paid-In Capital  1,282,491          1,198,602

 Retained Earnings (Deficit) (1,293,969)        (1,057,167)
                            ------------          ------------
 Net Stockholders' Equity      $2,496             155,102
                             ------------         ------------

 Total Liabilities and
 Stockholders' Equity        $  235,407       $     458,217
                             ==========           ==========

See Accompanying Independent Auditor's Report and Notes to the Financial Statement

                                      FS 2




                      ATLANTIC SYNDICATION NETWORK, INC.
                           Statement of Operations
                       For the Years Ended February 28,



                                2000                      1999
                           ------------------        -----------------

Revenues
                               25,000              $      127,200
                            ------------------       ------------------

Operating Expenses
     Amortization     $        71,701                      56,065
     Depreciation               7,814                       7,850
     Interest                  17,124                      22,970
     All Other Costs          225,028                      157,015
     (Less) Capitalized As
     Project Development Costs (59,865)                    (106,629)
                             ------------------     ------------------

Total Operating Expenses     261,802                       137,271
                             ------------------     ------------------
Income (Loss) from Operations  (236,802)

Forgiveness of Debt                  -

(Loss) on Sale of Investment         -                     (620)
                               ------------------       ---------------

Net (Loss) Before Income Taxes     (236,802)               (791)

Provision for Income Taxes             -                     -

Net (Loss)                      $   (236,802)              (791)
                                   =========              ======

Net (Loss) Per Share of
  Common Stock                 $    (0.02)                (0.00)
                                   ========             =========
Weighted Average Shares
  Outstanding During the Period   13,318,115            13,138,308
                                 ===========           ===========

SEE ACCOMPANYING INDEPENDENT AUDITOR'S REPORT AND NOTES TO THE FINANCIAL
STATEMENT




                                         FS 3


                        ATLANTIC SYNDICATION NETWORK, INC.
                        Statements of Stockholders' Equity
                 For the Years Ended Feb 29,2000 and Feb 28, 1999




                                             Additional
           Preferred  Stock   Common  Stock   Paid-In-   Accumulated   Total
             Shares   Amount  Shares  Amount  Capital    Deficit     Equity
            -----------------------------------------------------------------
Balance as of
Feb. 28, 1998  -     $  -   12,813,100 $12,813 $1,067,580 $(1,056,376) $24,017

Net (Loss) for
the year ended
Feb. 28, 1999                                               (791)     (791)

Sale of
unregistered
stock                        402,800    403  100,297                100,700

Debt converted to stock       21,800    22     5,378                  5,400

Stock for services
rendered                     429,600     429  25,347                 25,776
            ----------------------------------------------------------------


Balance as of
Feb. 28, 1999    -    $  -13,667,100 $13,667 $1,198,602 $(1,057,167) $155,102

Net (Loss) for the
year ended
Feb. 29,2000                                               (236,802)(236,802)

Stock Warrants issued
for service rendered                            $325                   325

Sale of
unregistered
stock                          93,000     93    40,407               40,500

Debt converted
to stock                       69,344     69    34,602              34,671

Stock for
services
rendered                      145,000    145    8,555               8,700
            ----------------------------------------------------------------
Balance as of
Feb. 29, 2000   -    -     13,974,444 $13,974 $1,282,491 $(1,293,969) $2,496
            -----------------------------------------------------------------


See Accompanying Independent Auditors Report and Notes to the Financial
Statement




                                       FS 4

                    ATLANTIC SYNDICATION NETWORK, INC.
                          Statements of Cash Flows
                       For the Years Ended February 28,

CASH FLOWS FROM OPERATING ACTIVITIES               2000          1999
------------------------------------              ------        -------

   Net Income (Loss)                              $(236,802)     (791)

                                                -----------  -----------
    Adjustments to reconcile Net Income to Cash Flows
    from Operating Activities

      Depreciation                                 7,814          7,850
      Amortization                                71,701         56,065
      Stock issued for services in lieu of cash    8,700          7,000
      Decrease in Assets Held For Sale            20,000         10,000
      Decrease in Prepaid Expenses                  -            24,000
      Increase(Decrease) in Accounts Payable       9,180        (21,516)
      Increase(Decrease) in Deposit For Project
         Development                             (100,000)      100,000
                                                   --------    ----------

        Total Adjustments                          17,395        183,399

                                                   ------------  ---------

        Net Cash Provided (Used)
        by Financing Activities                    (219,407)      182,608



                                                   ----------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

        (Increase) Decrease in Investments           -            5,620
        (Increase) in Property & Equipment       (1,516)         (3,000)
        (Increase) in Other Assets                (38,609)     (106,629)

                                               -------------   -----------
        Net Cash (Used) by Investing Activities   (40,125)      (122,785)

                                               -------------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------

        Increase in Notes Payable                  (14,360)       9,439
        Increase (Decrease) Funds
               Advanced by Shareholder              69,648      (22,411)
        (Decrease) in Refundable Deposits             -         (4,804)
        Funds Raised from Stock Issued              40,500      100,700
        Funds Raised from Stock Warrants Issued        325         -

                                                 ------------     ----------

        Net Cash Provided (Used)
             by Financing Activities                96,113        82,924
                                                 -----------       ---------

Increase(Decrease) in Cash & Cash Equivalents      (163,419)   161,523

Cash at Beginning of Year                            165,494         3,971

Cash at End of Year                                  2,075          165,494
                                                  ------------      ----------
SUPPLEMENTARY CASH FLOW INFORMATION

   Interest Paid                                   17,124           22,970

Non-cash Items:

   Debt converted to stock                        34,671           5,400
   Stock issued for services                       8,700          31,176


See accompanying Independent Auditor's report and Notes to the Financial Statement

                                     FS 5



ATLANTIC SYNDICATION NETWORK, INC.
NOTE 1 - Summary of Significant Accounting Policies

     Basis of Presentation

     Atlantic Syndication Network, Inc. (ASNI), prepares its books and records on the accrual basis for financial reporting and the cash basis for income taxes. The accompanying financial statements represent the transactions for the fiscal year ending, February 29, 2000 and February 28, 1999.

     Business Activity

     The Company incorporated September 25, 1978 under the laws of the State of Nevada, under the name of Casino Consultant's, Inc. On September 15, 1992, the Company was renamed to A.S. Network, Inc. and then immediately renamed to Ad Show Network, Inc. It was later renamed again to Atlantic Syndication
Network, Inc., on May 25, 1995.

     The Company concentrates on the development, production, and distribution of niche-market television programs, commercials, infomercials and ancillary products designed for domestic and international markets.

     The Company is authorized to issue up to 50,000,000 shares of common stock, par value $0.001 and 500,000 shares of preferred stock, par value
$0.01.

     Assets Held For Sale

     In 1994, the Company discontinued use of some of its equipment. As of February 28, 1999, part of the equipment remained unsold, despite management intention to have it all sold. It was not sold during fiscal year ending
February 29, 2000. Consequently, management wrote off the remaining value of assets held for sale, or $20,000.

     Property and Equipment and Intangible Assets

     Property and equipment are valued at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the assets.
Useful lives of the respective assets are five years. Initial organization costs and franchise development costs are fully amortized. Fully depreciated assets are written off the year after they are fully depreciated or amortized.

     Upon the sale or retirement of property and equipment the related cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is recorded. Repairs and maintenance expenditures that do not extend the useful lives are included in expense during the period they are incurred.

                                     FS 6

NOTE 1 - Summary of Significant Accounting Policies - Continued

     Projects Development Costs

     The Company determines the cost outlays incurred on project development costs by assigning all direct costs and a portion of indirect costs to the projects worked on. It then capitalizes those costs incurred in projects determined to have an extended useful life beyond the current year.

     Development and production of shows may or may not be used more than once. This in large measure is because of the changes in television programming and audience interest as well as technological changes that occur in the communication and media fields. Consequently, the Company has opted to write off the costs of developing and producing show materials used by the Company over time instead of by use. The Company presently amortizes such costs over 5 years on a straight line basis.

     The Company evaluates the status of project development costs. If the Company determines the net book value of product development costs as capitalized as "other assets"on the balance sheet is worth less than what is reported on the financial statements it will write the asset down.

     Use of Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impairment of Long-Lived Assets

     It is the Company's policy to periodically evaluate the economic recover ability of all of its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it recognizes the loss on the basis of the discounted future cash flows expected from the asset.

     Fair Value of Financial Instruments

     The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:



NOTE 1 - Summary of Significant Accounting Policies - Continued

     Cash and cash equivalents, receivables, notes payable and accounts payable, refundable deposits, due to stockholder, deferred income:

          The carrying amounts approximate fair value because of the short maturity of these instruments.

     Long-term liabilities:

          The carrying amounts of the Company's borrowing (See note 3) under its short and long-term, convertible notes and revolving credit card agreements approximate fair value because the interest rates are either fixed or vary based on floating rates identified by reference to market rates. The carrying amounts and fair values of long-term debt are approximated to be one and the same at February 29, 2000 and February 28, 1999 respectively.

     Revenue Recognition

     Revenue is recognized from sales other than long term contracts when a product is shipped, a show is aired on the media, and services including consulting are performed. Revenue on long-term contracts is accounted for principally by the percentage of completion, or at the completion of contractual billing milestones when possible. At February 29, 2000 and February 28, 1999 there are no long-term contracts requiring revenue recognition.

     Income Taxes

     The Company has adopted the provisions of statements of Financial
Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liability for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.


NOTE 1 - Summary of Significant Accounting Policies - Continued

     Statement of Cash Flows

     For purpose of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

     Net Income (Loss) Per Share


     Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding.

NOTE 2 - Property and Equipment

     Property and equipment consisted of the following at,

                                        February 29,   February 28,
                                             2000          1999
                                         ---------       ---------
          Tools                           $    -      $   6,000
          Equipment                        37,980       116,277
          Software                            923        58,252
                                         --------       -------
 Total Property and Equipment              38,903       180,529
 (Less) Accumulated Depreciation         ( 21,827)     (157,155)
                                       ------------   ----------
 Total Property and Equipment, Net       $ 17,076       $23,374
                                       ===========      ========


NOTE 3 - Term Debt

     Term debt consisted of the following at,

                                        February 29,   February 28,
                                            2000           1999
     Note Payable                      ------------     ----------
     Payable to a financial
     institution, secured by selected
     equipment, monthly payment
     $362 for 39 months,
     interest at 21.3%.                 $  8,187       $  10,354

     Notes Payable
     Over the years, the Company has
     issued unsecured demand
     notes payable to trade accounts
     payable creditors.
     The aggregate unpaid balance is:     12,421          28,515

     Credit Cards
     Pledged by personal guarantee of
     major stockholder                       405          10,485

     Convertible Notes Payable
     Under a private placement issue,
     stock is sold along with convertible
     notes (See Note 5).  Since these
     unsecured notes can be converted to
     stock, they are reported as
     long-term debt.                      17,487          38,178
                                         --------        --------

     Total Notes Payable                  38,500          87,532

     (Less) Current Portion            (   9,147)      (   7,074)
                                        ---------     ----------
     Total Long-Term Debt               $ 29,353        $ 80,458
                                        ========       =========
     Scheduled future maturities of notes payable at
February 29, 2000 are as follows:

                     Year Ending
               Last Day of February,
              -----------------------------
               2001                 $ 9,147
               2002                   3,833
               2003                   2,033
               2004                   6,000
               2005                      -
               2006 & After          17,487
                                    -------
                   Total            $38,500
                                   ========



NOTE 4 - Related Party Transactions                 February 29,  February 28,
         -------------------------                     2000            1999
                                                     --------      ---------

     Monies have been advanced to the Company
     by the Company's principal shareholder.
     Amounts due to stockholder are from short-term
     borrowings remaining unpaid.  Interest of $11,632
     has been accrued at 12% on the outstanding balance
     at February 29, 2000, and $10,305 at February 28,
     1999 computed at 14%.  The amount advanced at
     the last day of February is:                    $108,563      $ 83,915

     During the year ended February 29, 2000, the two
     principal officers, who are also shareholders,
     received $75,000 in combined compensation.  Of the
     $75,000 paid in compensation, $30,000 was paid
     in cash and $45,000 was paid in notes payable
     dated February 29, 2000.  The amounts bear
     interest at 10% and are due and payable on or
     before February 28, 2001.                         45,000          -
                                                     --------      -------
     Total due to principal shareholders             $153,563     $ 83,915
                                                    ========       =======
During the year ended February 28, 1999 the Company issued 50,000 shares of stock to the son of the principal shareholder for digital editing and production of special effects.  Another 100,000 shares was issued for consulting services to an officer and shareholder who serves on the Board of
Directors.  The Company's attorney received 200,000 for legal consulting services.  All stock issued was in lieu of cash payment for services performed.

NOTE 5 - Common Stock
         ------------

     In August 1994, the Company held a private placement offering for 70 investment units. Each unit consists of 3,200 shares of common stock and one $2,400, 10%, three-year convertible note. Each $2,400 note is convertible to common shares of Company stock if converted within three years at the option of the stockholder. Each $2,400 note may be converted into:

     Three Thousand (3,000) shares of common stock within 6 months from the date of issuance at $.80 and/or

     Two Thousand (2,000) shares of common stock within 18 months from the date of issuance at $1.20 and/or


NOTE 5 - Common Stock - Continued

     Twelve Hundred (1,200) shares of common stock within 30 months from the date of issuance at $2.00 and/or

     One Thousand (1,000) shares of common stock on or within 36 months at $2.40 and/or at the time the note is all due and payable.

     The notes may be repayable in whole or in part (in minimum increments of $2,400) after 90 days from issuance, at the option of the Company, at 100% of the principal amount owed together with interest thereon payable to the date of repayment.

     Nearly all notes issued for the August 1994 private placement offering have been converted to common stock.

     As of February 29, 2000, there are 13,974,444 shares issued and outstanding. Of this amount, 857,500 shares are free trading whereas
13,116,944 shares have been or still are restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

     On May 4, 1999 the Board of Directors approved a stock warrant plan.
The stock warrant plan provides for two members of the then Board of Directors to receive a total of 325,000 stock warrants, giving them the right to buy 325,000 shares of stock at $ .25 per share. This right to exercise any or all stock warrants expires February 28, 2009. The total cost of the stock warrants is $ .001 per warrant, which is fully paid in services provided of $325 during fiscal year ending February 29, 2000.

NOTE 6 - Lease Commitments
--------------------------
     In July 1997, the Company entered into two equipment leases for equipment used in producing shows.  The Company pays a total of $1,540 monthly for 5 years (to July 2002).  At the end of the lease period the Company can buy the equipment for approximately $3,000.  The lease expense for each year ending the last day of February 2000 and 1999 is $18,480.

     The Company rents facilities in Nevada on a month-to-month basis and is not a capitalized lease.


NOTE 7 - Deposit For Project Development
----------------------------------------
     In January 1999, the Company received $100,000 as a deposit for a
project development from an investor.   The project entails developing and
marketing an infomercial to promote video-tapes related to drug and alcohol addiction.  The Company and the investor in this project have entered into a profit participation agreement that takes affect after marketing begins.  All costs associated with the development and marketing of this project are reimbursed by the project before profits are disbursed.  Rights to the project remain in the hands of the Company.

     The company and the investor entered into an agreement whereby the investor was allowed to take $25,000 out of the $100,000 and apply it as payment in full on an advertising project the Company did for the investor during the year ending February 29, 2000. As of February 29, 2000, the net investment of $75,000 has been applied against the cost in the project leaving the Company with a net investment in the project of approximately $99,000.
Management believes the committed project will be completed and ready for marketing during the fiscal year ending February 28, 2001.

NOTE 8 - Forgiveness of Debt
----------------------------
     The Company rented production facilities in a building in Hollywood,
California.  During 1996 to 1999 the building went through multiple ownership and management changes as well as building renovations.  During that period, several tenants, including the Company, were not required to pay all of their regular rents. This is because when the last owners took over, the previous owners forgave unpaid rents due by the tenants, including the Company. The
Company received a total of $9,900 forgiveness of debt of unpaid rent accrued during the years ending February 28, 1998 and 1997.  Total debt forgiveness as of February 29, 2000 and February 28, 1999 are $0 and $9,900 respectively.

NOTE 9 - Income Taxes
---------------------                         February 29,     February 28,
(Loss) before income taxes consisted of:         2000             1999
                                             -----------       ---------
       Total                              $ (236, 802)     $      (791)
                                           ===========        ==========
     The provision for income taxes consisted of:

     Current income taxes
       Federal                            $      -         $      -
       State (Nevada)                            -                -
                                             --------        ---------

       Total                              $      -         $      -
                                           ===========       =========


NOTE 9 - Income Taxes - Continued

     The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income (loss) before income taxes. The items causing this difference are:

                                               February 29,     February 28,
                                                 2000                1999
                                              -----------       ------------
Tax expense (benefit) at U.S. statutory rate    $ 193,000        $ 158,000
     State income taxes, net of
      Federal benefit (Nevada)                     -                  -
Valuation allowance                              (181,700)        (154,700)
Accounts payable                                 (  4,600)        (  3,300)
Note payable to stockholders for compensation    (  6,700)            -
                                               ------------      ----------

     Total                                   $      -         $       -
                                              =============    ============


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at:

                                       February 29,       February 28,
                                           2000               1999
                                     ----------------      -----------
     Deferred tax assets:
       Net operating loss carryforward   $1,293,488        $1,054,067
                                         ----------        ----------
     Total gross deferred tax assets:     1,293,488         1,054,067

     (Less) valuation allowance          (1,262,640)       (1,032,399)
                                         ----------       ------------
Net deferred tax assets                      30,848            21,668
                                          ---------         ---------
Deferred tax liabilities:
  Accounts payable                           30,848            21,668

     Total gross deferred tax liabilities    30,848            21,668
                                            ---------         --------
     Net deferred tax                     $     -          $       -
                                         ============        =========


NOTE 9 - Income Taxes - Continued

     There were no payments made for income taxes in fiscal years ending the last day of February, 2000 and 1999 respectively.

     As of February 29, 2000, the Company has available for income tax purposes approximately $1,293,000 in federal net operating loss carry forwards which may be used to offset future taxable income. These loss carry forwards begin to expire in fiscal year 2008. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could reduce, eliminate, or defer the utilization of these losses.

NOTE 10 - Financial Condition

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company sustained operating losses in the year ending February 29, 2000 and its current liabilities exceed its current assets. These factors create an uncertainty about the Company's ability to continue as a going concern.



ITEM 8 Changes in and disagreements with accountants on Accounting and Financial Disclosure:

     The Registrant's independent accountant has not resigned, declined to stand for re-election nor was he dismissed. The principal accountant's report on the financial statements for the past two years contains no adverse opinion or disclaimer of opinion. nor were they modified as to uncertainty, audit scope, or accounting principles. There have been no disagreements with any former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                       PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE With Section 16(a) of the Exchange Act

NAME              AGE        POSITION/OFFICE          TERM      SERVED SINCE

Kent G. Wyatt Sr.  60   Director, President, CEO      1 yr.         9/92
Sarah E. Wyatt     60   Director, Corporate Secretary 1 yr.         9/92
James Shadlaus     50   Director, Treasurer           1 yr.         5/95
Don B. Dale        58   Director                      1 yr.         5/99
Ken Crocker        30  Vice President, Marketing      1 Yr.        11/99
Ramon Bonin        61   Profit Participation Partner  n/a           n/a

KENT G. WYATT, SR. - Mr. Wyatt brings over 25 years of combined experience in business management which includes television and film production. He served as executive producer and producer of shows such as, This is San Francisco, which featured many celebrities and entertainment personalities and other outstanding professional guests. Mr. Wyatt has produced weekly series, television specials, and written, produced, and sold commercials for national corporations including
New York Life Insurance, Pizza Hut, City of Las Vegas, Prudential, and Thrifty
Car Rental. He is committed to expanding Registrant operations and its on-line distribution of Registrant developed shows in a cost-effective manner. His vision is for Registrant to become a recognized participant in production of quality television programming. During the late 1970's to mid 1980's Mr. Wyatt successfully created, sold and managed a nationwide chain of several hundred decorating dealerships under the name of Centurion Design Wall Printing. He sold the company in 1985. He has maintained his California real estate brokers license since 1968, participating as an industrial/commercial broker and developer of commercial property. He attended Colorado University where he majored in business administration.

JAMES SHADLAUS - Mr. Shadlaus brings twenty-four years of combined experience in finance, accounting, mortgage banking, and corporate management to the Registrant. He was a founder and majority owner of Lenders Corporation, a full service financial services firm with approximately 200 employees, which completed financing of over Two Billion Dollars. He also served as Chief
Financial Officer and Executive Vice President of Lenders Corporation. Mr.
Shadlaus graduated Magna Cum Laude from California State University in
Northridge with a Masters of Science in Accounting, and currently acts as a partner and consultant to various corporations including Registrant in the area of financing, mergers, and stock or bond financing.



SARAH E. WYATT - Ms. Wyatt has extensive business and management experience and is well qualified as Registrants Administrative Officer, Corporate Secretary and Director. She manages client relations and coordinates production personnel and studio facilities. She is co-producer and senior writer of the Intervention Show videotapes. She is co-producer of the show, "Masters of the Martial Arts starring Sho Kosugi" in addition to writing and developing the narration for the weekly series. She supervised all commercial advertising production for Ad Show Network, the predecessor to ASNi. She owned and operated a wholesale art business for the design trade, owned and managed commercial properties for many years and maintained a California real estate license for over 20 years. She has a degree in French from The Union Institute.

Kenneth W. Crocker, Jr.- Mr. Crocker is a graduated with a Bachelor of Science from Lehigh University.
His business career began in 1993 with American Family Portraits and in 1994 he was promoted to become the National Sales Manager. Since that time, he worked as an independent contractor with various sales and marketing firms including
Gateway Consulting. He is an energetic and talented member of  the Atlantic
Team. His responsibility includes overseeing marketing, public and investor relations. Once The Stock Show is in place, Mr. Crocker will open a satellite office on the east coast and function as "Segment Producer" for the show. His responsibility will then include the selection of companies and executives to appear on the upcoming scheduled weekly show.

DON B. DALE - Mr. Dale has over 30 years of combined experience in banking, finance, and corporate management. He held a number of executive positions with San Diego National Bank serving as Executive Vice President, Chief
Financial Officer, and Director; and President of the Bank Subsidiaries.
Prior to leaving in 1985, he grew the bank to $130 million dollars in footings and premier bank status in 4 years. Mr. Dale was a registered member of NASD in the early 1990's and retired from financial and business consulting in 1996. Mr. Dale graduated from the University of Kansas and holds a Masters in Business Administration from Long Beach State
University. Mr. Dale assists several non-profit entities including United
States Internet Genealogical Society and PARTS, a teenage drug abuse program.

RAMON BONIN - Mr. Bonin, president of Dynamic Builders, is nationally regarded for his expertise and skill in real estate development and is widely acclaimed as one of the largest industrial real estate builders and developers in Los
Angeles, California. Mr. Bonin shares with the principals of ASNI a mutual desire to contribute to the education of families faced with the disease of alcohol and drug addiction. He is a corporate client and participates as the investor and profit sharing partner in the "Intervention Shatters Alcohol and Drug Addiction".















ITEM   10    EXECUTIVE   COMPENSATION

     SUMMARY     COMPENSATION TABLE    LONG  TERM

                  Annual Compensation                     Awards  Payouts
Names-Principal Year Compensation Bonus   Other   Restricted Options LTIP     Note
                                      Compensation                           interest
Position                                 Payable  Stock Award SARs(Layouts($) Paid
KENT G.WYATT  2000     $30,000  N/A     $30,000       N/A      N/A   N/A   $11,632
CEO/Pres.
              1999     N/A      N/A     $10,000       N/A      N/A    N/A  $10,305

SARAH E WYATT 2000     N/A      N/A     $15,000       N/A      N/A    N/A  N/A
Corporate
Secretary     1999     N/A      N/A       N/A         N/A      N/A    N/A  N/A

Employment Contracts:  There are no employment contracts in place.
Additional compensation paid to Kent Wyatt is interest payments made to him for monies advanced to the Registrant. This payment for fiscal year-end February 28, 1998 and 1999 was $10,305 and $11,632, respectively.

As of February 29, 1999, Registrant's debt to this principal stockholder was $83,915 and at year-end February 28, 1999 the debt had been increased to $108,563.

Management non-employee compensation of $120,000 for President Kent Wyatt and $60,000 for Corporate Secretary Sarah Wyatt was approved by the Board of Directors as of May 4, 1999. President Kent Wyatt received $30,000 compensation during the first nine month period and waived the additional compensation due. The Corporate Secretary Sarah Wyatt received $0 and waived all compensation for the first nine month period of the fiscal year. Each party agreed to accept a promissory note for compensation due for the last quarter of the fiscal year. The note payable to Kent Wyatt is $30,000 (all due within one year at 10% interest). The note payable to Sarah Wyatt is $15,000. (all due within one year at 10% interest)

Options/Stock Appreciation Rights - There are stock options or stock appreciation rights currently effective. Reference Exhibit 10a and 10b Aggregated Option/SAR Exercises Fiscal Year End Option/SAR - There are no SAR's.

Long Term Incentive Plan ("LTIP") Awards - There are no long-term incentive plans in place. The Board has authorized management of the Registrant to investigate various insurance programs and to use its discretion to secure a program; which, if purchased, would also provide for management succession and continuation of Registrant operations.

Compensation of Directors - There is no cash compensation for directors other than expenses directly associated with Director Meetings. The two outside Directors were granted warrants to purchase stock of the Registrant on May 4, 1999. Warrants were granted for services rendered, for director services and commitments to advise the Registrant. (Warrant plan filed as an exhibit to Registrant's current 10SB filing with the SEC).

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as to the shares of common stock owned as of February 29,2000.

     1.  Each person who beneficially owns, so far as the Registrant has been
able to   ascertain, more than 5% of the 13,974,444 outstanding shares of the
Registrant.

     2.  Each director.

     3.  Each of the officers named in the summary compensation table.

     4. All of the directors and officers as a group unless otherwise indicated in the footnotes below are subject to community property laws where applicable, the persons as to whom information is given has sole investment power over the shares of common stock.


TITLE OF  PRINCIPAL AND/OR          AMOUNT AND NATURE OF        PERCENT
CLASS    BENEFICIAL OWNER           BENEFICIAL OWNER            OF CLASS (7)
Common      Kent G. Wyatt             7,599,500 (1)                 54.4%
Common      Sarah E. Wyatt            1,505,000 (1)                 10.7%
Common      James Shadlaus              212,000 (2)                  1.5%
Common      Bill Madon                1,050,000 (3)                  7.5%
Common      Ramon Bonin                 600,000 (4)                  4.3%
Common      Don B.Dale                  22,340  (5)         LESS THAN .1%
Common      Kenneth Crocker Jr.         25,000  (6)         LESS THAN .1%

-------------------------

(1) Kent Wyatt is President/CEO and beneficial owner of the common shares listed including 450,000 shares held in joint tenancy with his wife, and corporate secretary,Sarah Wyatt. Mr. Wyatt is also trustee for Kent Wyatt Jr. and Lisa Wyatt and 400,000 common shares held in trust on their behalf.

(2) James Shadlaus is Director, Treasurer and beneficial owner of 212,000 shares at fiscal year-end. He was granted warrants which entitle him to purchase up to 100,000 shares of stock in the Registrant. Warrants were purchased at $.001 per share valuation and must be exercised in whole or part at $.25 per share by February 28, 2009.

(3) Bill Madon is beneficial owner of 1,050,000 shares at fiscal year end. He has no relationship with the Registrant other than as a shareholder.

(4) Ramon Bonin is beneficial owner of 600,000 shares at fiscal year end. He is an investor in a profit participation agreement with the Registrant in its "Intervention Shatters Alcohol & DRUG Addiction" Videotapes.

(5) Don Dale is beneficial owner of 22,340 shares at fiscal year-end. He was elected to the Board of Directors on May 4, 1999. As a Director he was granted warrants which entitle him to purchase up to 225,000 shares of stock in the Registrant. Warrants were purchased at $.001 per share valuation and must be exercised in whole or part at $.25 per share by February 28, 2009.

(6) Kenneth Crocker Jr. is Vice President of Marketing and owner of 25,000 common shares of stock.

(7) Percentages based on 13,974,444 shares outstanding

ITEM 12.   CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS

There have been no material transactions in the past two years or proposed transactions to which the Company has been or proposes to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved.

ITEM 13.   EXHIBIT LIST

           Exhibit No.   Description

              27.   Financial Data Schedule

                    FORM 8-K REPORTS FILED:  None

                              SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Atlantic Syndication Network, Inc.

     Dated June 14,2000                  By:  /s/ KENT G. WYATT, SR.
                                             -----------------------
                                              Kent G. Wyatt, Sr.
                                              President and Chief Executive
                                              Officer


                                               /s/ James Shadlaus
                                              ----------------------
                                               James Shadlaus
                                               Treasurer