Form 10QSB
period 2000-05-31
ATLANTIC SYNDICATION NETWORK INC
filed 2000-07-06
CIK 1085129

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-------------------------------------------------------------------------

                       FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended ______ May 31,2000 _________

                          OR


______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition from ______________ to ________________


               Commission File Number ___ 0-26383 ___



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
                        (Issuer's Telephone Number)


   Title of Each Class                  Name of Each Exchange on Which
   to be so Registered                  Each Class is to be Registered
   -------------------                 ---------------------------------
          n/a                                       n/a

                         NOT APPLICABLE
(Former name, address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act 0f 1934 during the preceding 12 months ( or for such shorter period that the registrant was reuired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

__ X __  Yes   ____ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the altest practicable date:

Common Stock, $.001 par value - 14,000,444 as of May 31,2000.

            ATLANTIC SYNDICATION NETWORK, INC.

                         INDEX



Item 1.  FINANCIAL INFORMATION



PART 1. FINANCIAL STATEMENTS

Independent Auditor Report                                            3

Accountant's Review Report Balance Sheets                             4
as of May 31, 2000

Statements of Operations                                              5
for the three months ended May 31,2000 and 1999

Statements of Cash Flows                                              6
for the three months ended May 31,2000 and 1999

Notes to Unaudited Condensed Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 8


PART II.  OTHER INFORMATION                                          13


EXHIBIT INDEX

SIGNATURES

EXHIBITS

ITEM 1.   FINANCIAL INFORMATION


     As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended May 31,2000 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages _5_ through _8_ and are incorporated herein by this reference.

SELLERS & ASSOCIATES P.C.
3785 Harrison Blvd. Suite101
Ogden, Utah 84403




                      INDEPENDENT AUDITORS REPORT



TO:  Board of Directors
     ATLANTIC SYNDICATION NETWORK, INC.
     Las Vegas, Nevada

We have reviewed the accompanying interim balance sheet of Atlantic Syndication Network, Inc. as of May 31,2000 and the related interim statements of operations, stockholders' equity (deficit) and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and
Review Services issued by the American Institute of    Certified Public
Accountants. All information included in these financial statements is the representation of the management of Atlantic Syndication Network, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as whole. Accordingly, we do not express an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles. The financial statements for the year ended February 29,2000 were audited by us and we expressed an unqualified opinion on them, with reference to a going concern, in our report dated June 8,2000. The interim financial statements for the three months ended May 31,2000 were not reviewed or compiled by us, accordingly, we express no assurance on them.



/S/ Sellers & Associates, P.C.

June 29, 2000
Ogden, Utah

PART I - FINANCIAL STATEMENT

                Atlantic Syndication Network, Inc.
                   Unaudited Interim Balance Sheets
                         For the Three Months Ending


                                                               May 31
                                                                 2000
                               ASSETS



Current Assets
               Cash                                        $       -
     Assets held for sale                                          -
         Total current assets
Property and equipment - net                                   15,123
     Net Property and equipment                                15,123

Other Assets
    Project development costs                                  384,979
    (Accumulated) Amortization and
          Project development costs                           (189,690)
    Initial Organzation & Franchise Development Costs             -
    (Accumulated) Amortization - All Other                        -
       Net - Other Assets                                      195,289

                                                               --------

Total assets                                                  $ 210,412
                                                             ===========
                 LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable                                      $ 24,866
         Note payable -Bank                                      14,610
         Term Debt - Current Portion                              9,147
         Refundable deposits                                     10,000
         Note Due to Stockholder                                118,206
        Note Due to Officers                                     85,000
         Deposit For Project development                            -

                                                                 -------
Total current liabilities                                        261,829
      Long-term liabilities                                       27,955

Total liabilities                                                289,784
                                                                 =======
Stockholders equity
  Preferred stock $.01 par value:Authorized 500,000
  shares;  Issued and outstanding - none.
  Common stock $.001 par value:Authorized 50,000,000;
  Issued and outstanding 14,000,444 at 5-31-00                    14,000
  Additional paid-in capital                                   1,295,025

  Retained earnings (deficit)                                 (1,388,347)
    Net stockholders' equity (deficit)                           (79,372)

Total liabilities and stockholders' equity                      $ 210,412
                                                                =========


See accompanying notes.              4

                ATLANTIC SYNDICATION NETWORK, INC.

             Unaudited Interim Condensed Statements of Operations
                         For the Three Months Ended



                                           May 31,       May 31,
                                            2000          1999



Net revenue                                  $    -         $    -


Costs and expenses:

  Amortization expense                        20,967            12,384

  Depreciation expense                         1,963             1,963
  General and administrative expenses         67,603           110,859
  (less) Capitalization as project
  development costs                                -           (44,842)

   Total operating expenses                   90,523            80,362

   Operating (loss)                          (90,523)          (80,362)




Interest Income                                    -                -
Interest Expense                              (3,905)          (10,887)
Other (expense) income                             -                -

(Loss) before income taxes                   (94,428)          (91,249)

Income tax provision (benefit)

Net (loss)                                 $ (94,428)         $(91,249)




Net (loss) per share of common stock       $   (0.07)         $  (0.01)

Weighted average shares
outstanding during the period              13,998,610        13,138,308









See accompanying notes.              5

                ATLANTIC SYNDICATION NETWORK, INC.

              Unaudited Interim Condensed Statement of Cash Flows
                      For the Three Months Ended May 31



                                               May 31,    May 31,
                                               2000       1999


Net Cash Flow from Operating Activities:

   Net Income (loss)                               $(94,428)   $(91,249)
   Adjustments to reconcile Net Income to Cash
     provided by (used in) Operating Activities:
   Depreciation and Amortization                      22,920      14,346
   Other changes in Operating Assets and Liabilities  (5,981)
   Stock issued for Services in Lieu of Cash              60       6.600

   Total adjustments                                  16,999      20,946

Net Cash provided by Operating Activities            (77,429)    (70,303)

Cash Flows from Investing Activities:

     Property and Equipment                                         (671)
     Other Assets                                         -      (44,843)

Net cash (used) by Investing Activities                   -      (45,514)

Cash Flows from Financing Activities:

     Notes Payable                                     62,854    (13,671)
     Funds raised from Stock Issued                    12,500     14,670

Net Cash Provided (used) by Financing Activities       75,354        999

Increase (decrease) in Cash and Cash equivalents       (2,075)  (114,818)

Cash at Beginning of Year                               2,075    165,494

Cash at End of Year                                   $   -      $50,676

Supplemental Cash Flow Information

          Interest paid                               $ 3,905    $10,887

     Non-cash items

          Stock Issued in Lieu of Cash                $    60    $21,270




See accompanying notes.                     6

ATLANTIC SYNDICATON NETWORK, INC.

Notes to Unauditied Condensed Financial Statements
Three Month Period Ending May 31,2000



Note 1 - BASIS OF PRESENTATION

The interim financial statements at May 31,2000 and for the three month period ended May 31,2000 and 1999 are unaudited, but include all adjustments which management considers necessary for a fair presentation. The February 29,2000 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10K-SB for the year ended February 29,2000. The accompanying unaudited interim financial statements for the three month periods ended May 31,2000 and 1999 are not necessarily indicative of the results which can be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2- INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires an asset and liability approach to accounting for income taxes. Under SFAS 109, deferred tax assets or liabliities are computed on the difference between the financial statement and income tax bases of assets and liabilities ("temporary differences") using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

Note 3 - COMMON STOCK

During the quarter ending May 31,2000, the Company issued 26,000 shares of new stock by private placement. These shares provided the Company $12,500 in cash and $60 in services rendered.

Note 4 - SUBSEQUENT EVENT

Late June 2000 the Company sold and issued 1,500,000 shares of stock by private placement for $750,000. The sale proceeds were deposited into the Company's bank account.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Risk Factors" listed below, including information provided in the Company's Annual 10K-SB

Registrant concentrates on the development, production, and distribution of television programs and specific projects created for domestic and international markets. The goal is to produce powerful,effective television programming, third party commercials or commissioned projects and to be known as a notable provider of niche market television, corporate videos and infomercials.

Revenues are generated by (1) the sale of advertising and promotions to be shown during the show; (2) companies sponsoring shows because of content.

Other income is generated by: (1) third party consulting services for project development; script, layout, production, editing and distribution of the product (2) third party video post production services and (3)C.D.or videotape sales. Additional revenues may be derived from the sale of re-lated products advertised during the course of a show that complement and add value to the original product or videotape being sold on television.

  PRODUCTION SCHEDULE INCLUDES:

INTERVENTION SHATTERS ALCOHOL & DRUG ADDICTION"

ASNi has created, developed and is completing its production and videotape project that focuses on Intervention, a proven path to treatment and recovery for the disease of alcohol and drug addiction.

The educational videotapes, entitled, "INTERVENTION SHATTERS ALCOHOL & DRUG ADDICTION", are scheduled for airing and distribution during this fiscal year. They will be offered for sale via 1 and 2-minute infomercials and commercials aired on television with an (800) number provided for call-ins. Other outlets for distribution include magazines and the internet.

This is the first infomercial project for ASNi. It is anticipated revenues will come from the sale of videotapes to viewers, institutions, and agencies concerned with drug and alcohol abuse. As an add-on product to the sale, the company intends to market an in-home drug test to help parents with teenagers who participate in this behavior. The plan is to make these tests available with the videotapes at a discount from the retail market price. These in-home drug tests are becoming popular with parents of teenagers because they are fast, accurate and easy to use. It provides the opportunity to test simultaneously for single or multiple drug use including marijuana, methamphetamines, cocaine, heroin and others at cut off levels consistent with the National Institute of Drug Abuse. To highlight the home drug test kit potential, it is noted that sales of in-home drug tests are one of the fastest growing segments of the pharmacological industry.

THE STOCK SHOW

"The Stock Show" pilot, which was initially released in Southern California, is now slated to be released as a weekly series. It is an interview and news format show that introduces public companies to the general public. The need for small companies to create visibility offers significant business potential for this weekly series. Publicity is essential for these companies as they compete for investment dollars with the more established or blue chip companies. Public or non-public company guests who appear on The Stock Show benefit by the visibility that television provides while promoting their company product or services. The nature of questions addressed during interviews includes those targeted at the company's latest product or services offered, its key management, company innovations and company goals. Business news presented includes press releases provided to the general public, current events that are timely and relevant as reported to the media.

Masters of the Martial Arts

The Company intends to re-release "Masters of the Martial Arts Starring Sho Kosugi". This weekly series aired for two years on (ICN) International Channel Network. The show includes interviews and demonstrations with grand masters from many different disciplines of the martial arts. The series is shot on location at different locales in the Orient .The host of the series is Sho Kosugi, seven-time karate world champion, and star of numerous martial arts films such as "Black Eagle" with Jean-Claude Van Damme, "Blind Fury" with
Rutgar Hauer,  "Pray for Death", "Revenge of the Ninja" and others.   The show
is not currently airing and/or generating income but the Company is planning to restructure this show and release it for syndication during this fiscal year. The Company also plans to produce and distribute videotapes for sale that will include many of the select Martial Artists who appear on these shows.

RECENT SALES OF SECURITIES: The Registrant had the following stock issuances within the last three month as described below. All such shares were sold by the officers and directors of the Registrant and no under-writers were utilized.

With respect to the issuance of all of the common shares listed below, such issuance were made in reliance on the private placement exemptions provided by
Section 4(2) of the Securities Act of 1933, as amended (the "ACT"), and Nevada Revised Statutes Sections 78.211, 78,215, 73,3784, 78,3785 and 78,3791 (
collectively, the 'Nevada Statutes').

In each instance, each of the share purchasers had access to sufficient information regarding the Registrant so as to make an informed investment decision. More specifically, each purchaser signed a written subscription agreement with respect to their financial status and investment sophis-tication wherein they warranted and represented, amoung other things, the following:

1. That he/she had the ability to bear the economic risks of investing in the shares of the Registrant.

2. That he/she had sufficient knowledge in financial, business, or investment matters to evaluate the merits and risks of the investment.

3. That he/she had a certain net worth sufficient to meet the suitability standards of the Registrant.

4. That the Registrant has made availiable to he/she, their counsel and/or advisors, the opportunity to ask questions and that he/she has been given access to any information, documents, financial statements, books and records relative to the Registrant and an investment in the shares of the Registrant.

       Referenced: Stock purchased for cash and/or services.

EFFECTIVE           NO. OF
DATE       CLASS    SHARES     CONSIDERTION   AMOUNT       NAME
-------  --------  ---------   ------------   ------     -------
3-6-00    Common    10,000     Purchase       $5,000      R.Trice
3-6-00    Common     5,000     Purchase       $2,500      C.McPherson
3-9-00    Common     5,000     Purchase       $2,500      S.Parker
3-27-00   Common     1,000     Services       $   60      R.Nielson
4-7-00    Common     5,000     Purchase       $2,500      S.Gignac

As of May 31,2000, there are 14,000,444 shares issued and outstanding. Of this amount, 900,500 shares are now available on OTCBB, whereas 13,099,944 shares have been and/or they are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

RESULTS OF OPERATIONS:

ASNi's focus has been to consumate Registrant's full reporting status with the SEC, show development and pre-production. Company shows were not being aired on televison during this period. It is anticipated during fiscal year 2001 and thereafter, the company's in-house shows and third party productions will resume and income will be generated by commercials, advertisers and sponsors of ASNi's shows

Revenue for in-house production is recognized at time of distribution.
Revenue is recognized for outside third party production for commercials, etc. upon completion of each contract.

ATLANTIC SYNDICATION NETWORK, INC. had no revenues for the three months ended May 31,2000. During this quarter, the Company incurred $94,428 of operating
expenses.   The net operating expenses for the three months ended May 31,2000 increased $3,179 over the three months ended May 31,1999. This was attributable to (1) An increase in net general and administrative expenses of $1,500, (2) an increase in amortization expenses of $8,500 and
(3) a decrease in interest expense of $7,000.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at May 31,2000 was $_0_, a decrease of $2,075 from May 31,1999. The decrease was primarily attributed to operating expenses of $94,428.

Working capital at May 31, 2000 was a negative ($261,829). Liabilities currently include $203,206 due the principal stockholders. Although $118,200 of this has been and is currently due, no demand has been made upon the company for payment.

During the last three months March 1 to May 31,2000, the Company did not convert any outstanding corporate debt into common shares of stock.
Management will continue its effort to convert additional notes and debt into equity when possible.

RISK FACTORS:

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. This Report contains statements that constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act, 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "approximately","anticipate", "believe", "plan", "should", "scheduled", "will", "may", "projected" "benefit" "upcoming" "strategic" "demonstrated" "quality", "added value" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, (b) the business and growth strategies of the Company, and (c) the Company's objectives, planned or expected activities and anticipated financial performance. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and the actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the "Risk Factors" described in any and all documents the Company files from time to time with the Securities and Exchange Commission.

The Company's business is subject to numerous risk factors, not all of which can be known or anticipated and any one of which could adversely impact the Company or its financial condition. Some of those risk factors are as follows:

Failure to License: Renew of Licenses or Production and Broadcast Agreements. There can be no assurance that any existing programs or programs in production by the Company will be licensed, relicensed for additional broadcast seasons or renewed for production or, if so licensed or renewed, that the terms of the license agreements, production or broadcast agreements will be as favorable to the Company as the previous, existing or projected agreements.

Nature of the Entertainment Industry: The television, merchandising and direct-to-video industries are highly speculative and historically have involved a substantial degree of risk. The success of a television show, series or video production depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Company's production and other costs. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, the general economic conditions and public taste and include intangible factors, all of which change rapidly and connot be predicted with certainity. Therefore, there is a risk that some or all of the Company's projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

Competition: The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. The Company competes with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources. Although the number of outlets available to producers has increased with the emergence of new broadcast stations, the number of time slots available to independent producers remains limited. Moreover, because license fees in the United States have dropped substantially recently, companies that do not rely on U.
S. broadcast license fees to finance the production of programming have achieved a competitive advantage. These companies now serve as an additional source of competition for the limited slots avail-able to independent companies. As a result of these factors, the Company will expand it's creative and distribution effort but cannot make assur-ances that it will be able to remain competitive. Niche market programs such as Martial Arts that are currently popular may not sustain their popularity and new programs may not become popular.Each program (or show) is an individual artistic work, and consumer reaction will determine its commercial success. Management cannot assure the stock-holders that it will be able to continue to create entertaining episodes for the Company's programs or that it will be able to create new programs that are appealing or saleable to broadcasters.

Dependence upon Key Personnel: Registrant's success depends to a significant extent upon the expertise and services of Kent Wyatt Sr., the President and Chief Executive Officer. Although Registrant has agreements with other independent and key management personnel, the loss of services of Mr. Wyatt and/or other key personnel could have an adverse effect on the Company business, results of operations and financial condition.

Part II.  OTHER INFORMATION:

     Item 1.   Legal proceedings - Not applicable
     Item 2.   Changes in securities
     Item 3.   Defaults on senior securities - Not applicable
     Item 4.   Submission of matters to a vote of security holders
               - Not applicable
     Item 5.   Other information - Not applicable
     Item 6.   (a) Exhibits:
                    27.  Financial Data Schedule
               (b) Reports on Form 8-K  None



                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Atlantic Syndication Network, Inc.

        By:/S/Kent G. Wyatt Sr.
           President                                  July _3_, 2000
           Director

        By: /S/ Jim Shadlaus
           Treasurer                                  July _3_, 2000
           Director