Form 10QSB
period 2000-08-31
ATLANTIC SYNDICATION NETWORK INC
filed 2000-10-13
CIK 1085129

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-------------------------------------------------------------------------

                       FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended ______ August 31,2000 _________

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

Common Stock, $.001 par value - 15,826,944 as of August 31,2000.

            ATLANTIC SYNDICATION NETWORK, INC.

                         INDEX



Item 1.  FINANCIAL INFORMATION



PART 1. FINANCIAL STATEMENTS

Independent Auditor Report                                            3

Accountant's Review Report Balance Sheets                             4
as of August 31, 2000

Statements of Operations                                              5
for the three months ended August 31,2000 and 1999

Statements of Cash Flows                                              6
for the six months ended August 31,2000 and 1999

Notes to Unaudited Condensed Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 8


PART II.  OTHER INFORMATION                                          13


EXHIBIT INDEX

SIGNATURES

EXHIBITS

ITEM 1.   FINANCIAL INFORMATION


     As used herein, the term "Company" refers to Atlantic Syndication
Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended August 31,2000 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages _5_ through _8_ and are incorporated herein by this reference.

SELLERS & ASSOCIATES P.C.
3785 Harrison Blvd. Suite101
Ogden, Utah 84403




                      INDEPENDENT AUDITORS REPORT



TO:  Board of Directors
     ATLANTIC SYNDICATION NETWORK, INC.
     Las Vegas, Nevada

We have reviewed the accompanying interim balance sheet of Atlantic
Syndication Network, Inc. as of Aug. 31,2000 and the related interim statements of operations, stockholders' equity (deficit) and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Atlantic Syndication Network, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as whole. Accordingly, we do not express an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles. The financial statements for the year ended February 29,2000 were audited by us and we expressed an unqualified opinion on them, with reference to a going concern, in our report dated June 8,2000. The interim financial statements for the three months ended August 31, 1999 were not reviewed or compiled by us, accordingly, we express no assurance on them.



/S/ Sellers & Associates, P.C.

September 26, 2000
Ogden, Utah

PART I - FINANCIAL STATEMENT

                      Atlantic Syndication Network, Inc.
                       Unaudited Interim Balance Sheets
                         For the Six Months Ending


                                                              August 31
                                                                 2000
                               ASSETS                       -----------



Current Assets
               Cash                                         $ 459,944
     Assets held for sale                                          -
                                                             --------
         Total current assets                                 459,944
                                                             --------

Property and equipment - net                                   13,170
                                                             --------
     Net Property and equipment                                13,170
                                                             --------

Other Assets
    Project development costs                                  384,979
    (Accumulated) Amortization and
          Project development costs                           (210,657)
    Initial Organzation & Franchise Development Costs             -
    (Accumulated) Amortization - All Other                        -
                                                              --------
       Net - Other Assets                                      174,322
                                                              --------


Total assets                                                 $ 647,436
                                                             =========
                 LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts notes payable                                $ 14,175
         Term Debt - Current Portion                              3,057
         Refundable deposits                                     10,000
         Note Due to Officers                                    56,219

Total current liabilities                                        83,451
                                                                --------

      Long-term liabilities                                      21,333
                                                                -------

Total liabilities                                               104,784
                                                                =======
Stockholders equity
  Preferred stock $.01 par value:Authorized 500,000
  shares;  Issued and outstanding - none.
  Common stock $.001 par value:Authorized 50,000,000;
  Issued and outstanding 15,826,944 at 8-31-00                    15,827
  Additional paid-in capital                                   2,112,559

  Retained earnings (deficit)                                 (1,585,734)
                                                               ---------
    Net stockholders' equity (deficit)                          (542,652)
                                                                --------

Total liabilities and stockholders' equity (deficit)           $ 647,436
                                                                =========


See accompanying notes.              4

                ATLANTIC SYNDICATION NETWORK, INC.

             Unaudited Interim Condensed Statements of Operations
                         For the Three Months Ended



                                           Aug. 31,          Aug. 31,
                                            2000               1999
                                          ---------         ---------


Net revenue                                  $    -         $    -


Costs and expenses:

  Amortization expense                        20,967            12,384

  Depreciation expense                         1,953             1,963
  General and administrative expenses        175,854            45,435
  (less) Capitalization as project
  development costs                                -           (10,001)
                                             --------        ----------

   Total operating expenses                   198,774          (49,780)

   Operating (loss)                           198,774          (49,780)




Interest Income                                5,439                -
Interest Expense                              (4,002)               -
                                            ----------         ---------
Other (expense) income                             -                -

(Loss) before income taxes                   (197,337)          (49,780)

Income tax provision (benefit)                    -                 -
                                            ----------         ---------

Net (loss)                                 $ (94,428)         $(91,249)




Net (loss) per share of common stock       $   (0.01)         $  (0.00)
                                           ----------        ----------

Weighted average shares
outstanding during the period              15,548,111        13,667,100









See accompanying notes.              5

                ATLANTIC SYNDICATION NETWORK, INC.

              Unaudited Interim Condensed Statement of Cash Flows
                    For the Six Months Ended August 31,2000



                                                  Aug. 31,       Aug. 31,
                                                   2000            1999
                                                 ---------       --------

Net Cash Flow from Operating Activities:

   Net Income (loss)                               $(291,765)   $(141,029)
   Adjustments to reconcile Net Income to Cash
     provided by (used in) Operating Activities:
   Depreciation and Amortization                      45,840      28,691
   Other changes in Operating Assets and Liabilities  (19,077)
   Stock issued for Services in Lieu of Cash           12,750      6,600

   Total adjustments                                  41,513      35,291
                                                     --------    --------

Net Cash provided by Operating Activities            (250,252)  (105,738)
                                                     ---------   --------
Cash Flows from Investing Activities:

     Property and Equipment                                       (1,516)
     Other Assets                                         -      (54,843)
                                                                 --------
Net cash (used) by Investing Activities                   -      (56,843)
                                                                 --------

Cash Flows from Financing Activities:

     Notes Payable                                     (11,706)  (14,171)
     Due to Stockholders                               (97,344)   (1,000)
     Funds raised from Stock Issued                     817,171    20,670
                                                       --------   -------

Net Cash Provided (used) by Financing Activities       708,121      5,499
                                                      --------    -------

Increase (decrease) in Cash and Cash equivalents      457,869    (156,598)

Cash at Beginning of Period                             2,075    165,494
                                                      -------    --------
Cash at End of Period                               $ 459,944    $ 8,896
                                                     ========   ========

Supplemental Cash Flow Information

          Interest paid                               $ 7,907    $10,887
                                                      =======    =======
     Non-cash items

          Stock Issued in Lieu of Cash                $ 3,350   $ 31,853
                                                      =======     ======



See accompanying notes.                     6

ATLANTIC SYNDICATON NETWORK, INC.

Notes to Unaudited Condensed Financial Statements
Three Month Period Ending August 31,2000



Note 1 - BASIS OF PRESENTATION

The interim financial statements at Aug. 31,2000 and for the three month period ended Aug. 31,2000 and 1999 are unaudited, but include all adjustments which management considers necessary for a fair presentation. The February 29,2000 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10K-SB for the year ended February 29,2000. The accompanying unaudited interim financial statements for the three month periods ended Aug. 31,2000 and 1999 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 3 - COMMON STOCK

During the quarter ending August 31, 2000, the Company issued 1,826,500 shares of new stock by private placement. These shares provided the Company $804,671 in cash and $12,690 in services rendered.

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

Revenues are generated by (1) the sale of advertising and promotions to be shown during shows produced and aired by the company; (2) companies who sponsor specific shows because of content.

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

In each instance, each of the share purchasers had access to sufficient information regarding the Registrant so as to make an informed investment decision. More specifically, each purchaser signed a written subscription agreement with respect to their financial status and investment sophistication wherein they warranted and represented, amoung other things, the following:

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

       Referenced: Stock purchased for cash and/or services.

EFFECTIVE           NO. OF
DATE       CLASS    SHARES     CONSIDERTION   AMOUNT       NAME
-------  --------  ---------   ------------   ------     -------
5-20-00  common     4,000       service       $  240     R. Nielson
5-25-00  common     5,000       purchase       1,750     E. Omernik
6-1-00   common     2,500       service          150     Martinez
6-1-00   common    10,000       service          600     J. Shadlaus
6-1-00   common    10,000       service          600     D. Dale
6-1-00   common    10,000       service          600     K. Wyatt Sr.
6-1-00   common    10,000       service          600     S. Wyatt
6-2-00   common    50,000       service        3,000     K. Wyatt Jr.
6-2-00   common   100,000       service        6,000     K. Crocker Jr.
6-2-00   common    20,000       purchase      10,000     D. Harjung
6-12-00  common    11,000       purchase       5,500     Holst
6-22-00  common    50,000       purchase      25,000     E. Omernik
6-26-00  common 1,500,000       purchase     750,000     E. Omernik
7-15-00  common     4,000       conversion     2,000     G. Marks
7-15-00  common     5,000       service          300     F. Raimondi
7-17-00  common    10,000       service          600     M. Edwards
7-24-00  common    25,000       purchase      12,500     E. Omernik

As of Aug. 31,2000, there are 15,826,944 shares issued and outstanding. Of this amount, 900,500 shares are now available on OTCBB, whereas 14,926,444. shares have been and/or they are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

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

ATLANTIC SYNDICATION NETWORK, INC. had no revenues for the three months ended Aug. 31,2000. During this quarter, the Company incurred $198,774 of operating
expenses.   The net operating expenses for the three months ended Aug. 31,2000 increased $148,994 over the three months ended Aug. 31,1999. This was attributable to (1) An increase in net general and administrative expenses of $140,420 (2) an increase in amortization expenses of $8,583. There is also an increase in interest income of $5,439 and an increase in interest expense of $4,002.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at Aug. 31,2000 was $459,944, an increase of $451,048 from Aug. 31,1999. The decrease was primarily attributed to the issuance of new stock.

Working capital at Aug. 31, 2000 was a positive $376,493. Liabilities currently include $56,219 due principal stockholders.

During the last three months June 1 to Aug. 31,2000, the Company converted $2,000 in outstanding corporate debt into common shares of stock.
Management will continue its effort to convert additional notes and debt into equity when possible. In addition, an additional $12,690 in services rendered were paid in stock in lieu of cash.

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


Atlantic Syndication Network, Inc.

        By:/S/Kent G. Wyatt Sr.
           President                                  September 27, 2000
           Director

        By: /S/ Jim Shadlaus
           Treasurer                                  September 27, 2000
           Director