Form 10QSB
period 2000-11-30
ATLANTIC SYNDICATION NETWORK INC
filed 2001-01-16
CIK 1085129

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-------------------------------------------------------------------------

                       FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended ______ November 30,2000 _________

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

Common Stock, $.001 par value - 15,826,944 as of November 30,2000.

            ATLANTIC SYNDICATION NETWORK, INC.

                         INDEX



Item 1.  FINANCIAL INFORMATION



PART 1. FINANCIAL STATEMENTS

Independent Auditor Report                                            3

Accountant's Review Report Balance Sheets                             4
as of November 30, 2000

Statements of Operations                                              5
for the three months ended November 30, 2000 and 1999

Statements of Cash Flows                                              6
for the Nine months ended November,2000 and 1999

Notes to Unaudited Condensed Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 8


PART II.  OTHER INFORMATION                                          13


EXHIBIT INDEX

SIGNATURES

EXHIBITS

ITEM 1.   FINANCIAL INFORMATION


     As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended November 30,2000 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages _5_ through _8_ and are incorporated herein by this reference.

SELLERS & ASSOCIATES P.C.
3785 Harrison Blvd. Suite101
Ogden, Utah 84403




                      INDEPENDENT AUDITORS REPORT



TO:  Board of Directors
     ATLANTIC SYNDICATION NETWORK, INC.
     Las Vegas, Nevada

We have reviewed the accompanying interim balance sheet of Atlantic
Syndication Network, Inc. as of November 30, 2000 and the related interim statements of operations, stockholders' equity (deficit) and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Atlantic Syndication Network, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as whole. Accordingly, we do not express an opinion.

Based on our review as described here, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended February 29,2000 were audited by us and we expressed an unqualified opinion on them, with reference to a going concern, in our report dated June 8,2000. The interim financial statements for the interim period ended November 30, 1999 were not reviewed or compiled by us, accordingly, we express no assurance on them.



/S/ Sellers & Associates, P.C.
December 11, 2000
Ogden, Utah

PART I - FINANCIAL STATEMENT

ATLANTIC SYNDICATION NETWORK, INC.
Unaudited Interim Balance Sheet
For The Nine Months Ending,

                                                               November 30,
                                                               2000
                                      A S S E T S              -------------

Current Assets
          Cash                                                $   239,722
          Assets Held For Sale                                          -
          Loan To Minority Stockholder                             50,000
                                                                 --------
                    Total Current Assets                          289,722

Property and Equipment, Net                                        17,640
                                                                  -------
                    Net Property and Equipment                     17,640

Other Assets
          Project Development Costs                               396,299
          (Accumulated) Amortization-Project Development Costs   (231,624)
          Initial Organization & Franchise Development Costs         -
          (Accumulated) Amortization - All Other                     -
                                                                  --------
                    Net Other Assets                               64,675
                                                                  =========
                                                               $  472,037

L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

Current Liabilities
          Accounts and Notes Payable                          $    14,001
          Term Debt - Current Portion                               3,057
          Refundable Deposits                                      10,000
          Notes Due To Officers                                     6,469
                                                                  ---------
                    Total Current Liabilities                      33,527
                                                                   ------
                    Long-Term Liabilities                          17,976
                                                                   =======
                    Total Liabilities                              51,503

Stockholders' Equity (Deficit)

         Preferred Stock, $.01 par value, authorized 500,000
          shares, issued and outstanding - none     -
          Common Stock, $.001 par value, authorized
          50,000,000 shares, issued and outstanding
          15,826,944 shares at 11-30-00                            15,827
          Additional Paid-In Capital                            2,112,559
          Retained Earnings (Deficit)                          (1,707,852)
                                                                ----------
                    Net Stockholders' Equity (Deficit)            420,534
                                                                 ==========
Total Liabilities and Stockholders' Equity (Deficit)          $   472,037



See accompanying notes.              4

ATLANTIC SYNDICATION NETWORK, INC.
Unaudited Interim Condensed Statements of Operations
For the Three Months Ended

                                              November 30,       November 30,
                                              2000               1999
                                             ------------        -----------

Net Revenue$                                          -             $25,000

Costs and Expenses:

    Amortization Expense                          20,967             12,384
    Depreciation Expense                           1,953              1,963
    General and Administrative Expenses          115,264             22,113
    (Less) Capitalization as
         Project Development Costs               (11,320)                 -
                                                 --------            ------
  Total Operating Expenses                       126,864             36,499
                                                ---------           -------
        Operating (Loss)                        (126,864)           (11,459)

Interest Income                                    4,882                  -
Interest Expense                                    (136)                 -

(Loss) Before Income Taxes                      (122,118)           (11,459)
                                                ---------          --------
Income Tax Provision (Benefit)                         -                  -
                                                ---------         ---------
Net (Loss)                                   $  (122,118)        $  (11,459)
                                                ---------        ----------

Net (Loss) Per Share of Common Stock           $   (0.01)          $  (0.00)
                                               ----------          --------
Weighted Average Shares Outstanding
      During the Period                       15,826,944         13,667,100
                                              ----------         ----------



See accompanying notes.              5

                ATLANTIC SYNDICATION NETWORK, INC.

              Unaudited Interim Condensed Statement of Cash Flows
                    For the Nine Months Ended November 30,2000


ATLANTIC SYNDICATION NETWORK, INC.
Unaudited Interim Condensed Statements of Cash Flows
For the Nine Months Ending,

                                                  November 30,     November 30,
                                                  2000             1999
                                                  ----------       ---------

Net Cash Flow From Operating Activities:

          Net Income (Loss)                        $(413,883)     $(152,489)
                                                   ---------       --------
          Adjustments to Reconcile Net Income
           to Cash Provided by (Used In)
           operating activities:
          Depreciation and amortization               68,760         43,038
          Other Changes in Operating Assets
           and Liabilities                           (23,672)             -
          Stock Issued for Services in Lieu
           of Cash                                    12,750              -
          Stock Issued for Debt in Lieu of Cash        2,000          6,600
          Deposit for Project Development                  -        (25,000)
                                                    --------       ---------
          Total Adjustments                           59,838         24,638
                                                    --------        -------

Net Cash Provided (Used) by Operating Activities    (354,045)      (127,851)
                                                    --------       --------

Cash Flows From Investing Activities:

          Property and Equipment                      (6,423)        (1,516)
          Other Assets                               (11,320)       (54,843)
                                                     -------         -------

Net Cash Provided (Used) by Investing Activities     (17,743)       (56,359)
                                                     -------         -------
Cash Flows From Financing Activities:

          Notes Payable                              (10,642)       (14,371)
          Due to Minority Stockholders               (50,000)             -
          Due to Stockholders - Officers             (147,094)       19,300
          Funds Raised From Stock Issued              817,171        20,670
                                                     --------       -------

Net Cash Provided (Used) by Financing Activities      609,435        25,599

Increase (Decrease) in Cash and Cash Equivalents      237,647      (158,611)

Cash at Beginning of Period                             2,075       165,494
                                                     --------       -------
Cash at End of Period                              $  239,722      $  6,883
                                                    =========       =======

Supplemental Cash Flow Information

          Cash Item

              Interest Paid                          $ 8,043       $ 10,887
                                                    ========       ========
          Non-Cash Item

              Stock Issued in Lieu of Cash           $14,750        $41,271
                                                    ========        =======




See accompanying notes.                     6

ATLANTIC SYNDICATON NETWORK, INC.

ATLANTIC SYNDICATION NETWORK, INC.
NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2000

NOTE 1 - BASIS OF PRESENTATION

     The unaudited interim condensed financial statements at November 30, 2000 and for the three and nine month periods ended November 30, 2000 and 1999 are unaudited, but include all adjustments which management considers necessary for a fair presentation. The February 29, 2000 balance sheet was derived from the Company's audited financial statements.

     The accompanying unaudited condensed financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended February 29, 2000. The accompanying unaudited interim condensed financial statements for the three and nine month periods ended November 30, 2000 and 1999 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 3 - COMMON STOCK

During the quarter ending November 30,2000,the Company issued no stock.

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

RECENT SALES OF SECURITIES: The Registrant has had no stock issuances within the last three months.

As of Nov. 30, 2000, there are 15,826,944 shares issued and outstanding. Of this amount, 900,500 shares are now available on OTCBB, whereas 14,926,444. shares have been and/or they are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

RESULTS OF OPERATIONS:

ASNi's focus has been to: 1) Set up corporate offices and production facilities
2) Formulate marketing and air-time schedules for upcoming shows 3)Recruit additional staff and independent contractors 4)Selection and purchase of additional studio equipment.

ASNi is currently renting corporate facilities on a month to month basis and is negotiating a long-term lease for the property which will include offices and a state-of-the-art studio.

Company shows were not aired on television during this period. It is anticipated during fiscal year 2001 and thereafter, the company's in-house shows and third party productions will resume and income will be generated by commercials, advertisers and sponsors of ASNi's shows.

Revenue for in-house production is recognized at time of distribution.
Revenue is recognized for outside third party production for commercials, etc. upon completion of each contract.

ATLANTIC SYNDICATION NETWORK, INC. had no revenues for the three or nine months ended Nov. 30,2000. During this period, the Company incurred operating expenses of $126,864 and $416,161 for the three and nine months respectively. The net operating expenses for the three and nine months ended Nov. 30, 2000 increased $90,365 and $249,559 respectively over the three and nine months ended Nov. 30, 1999. These increases were attributable to (1) an increase in net general and administrative expenses of $81,831 and $223,837 respectively,
(2) an increase of amortization expense of $8,583 and $25,750 respectively. There is also an increase in interest income of $4,882 and $10,321 respectively and an increase of interest expense of $136 for the three months ended and a reduction of interese expense of $2,844 for the nine month period respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at Nov. 30,2000 was $289,722, an increase of approximately $280,000 from Nov. 30,1999. The increase was primarily attributed to the issuance of new stock.

Working capital at Nov. 30, 2000 was a positive $256,195. Liabilities currently include $6,469 due principal stockholders.

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


Atlantic Syndication Network, Inc.

        By:/S/Kent G. Wyatt Sr.
           President                                  January 15, 2001
           Director

        By: /S/ Jim Shadlaus
           Treasurer                                  January 15, 2001
           Director