Form 10QSB/A
period 2000-11-30
ATLANTIC SYNDICATION NETWORK INC
filed 2001-04-20
CIK 1085129

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-------------------------------------------------------------------------

                       FORM 10-QSB/ammendment 1
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934


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

__ X __  Yes   ____ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the altest practicable date:

Common Stock, $.001 par value - 15,826,944 as of November 30,2000.

            ATLANTIC SYNDICATION NETWORK, INC.

                         INDEX



Item 1.  FINANCIAL INFORMATION



PART 1. FINANCIAL STATEMENTS

Independent Auditor Report                                            3

Accountant's Review Report Balance Sheets                             4
as of November 30, 2000

Statements of Operations                                              5
for the three months ended November 30, 2000 and 1999

Statements of Cash Flows                                              7
for the Nine months ended November,2000 and 1999

Notes to Unaudited Condensed Consolidated Financial Statements        8

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 9


PART II.  OTHER INFORMATION                                          13


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

ATLANTIC SYNDICATION NETWORK, INC.
Unaudited Interim Condensed Statements of Operations
For the Nine Months Ended

                                              November 30     November 30
                                                  2000           1999
                                             ------------    ------------
Net Revenue                            $           -          $ 25,000
                                             -----------    -------------

Costs and Expenses:

  Amortization Expense                             62,901       37,151
  Depreciation Expense                              5,859        5,887
  General and Administrative Expenses             358,721      178,407
  (less)Capitalization as Project Dev. Costs      (11,320)     (54,843)
                                              ------------   -----------

    Total Operating Expenses                      416,161      166,602
                                              -----------   ------------

    Operating (loss)                             (416,161)    (141,602)

Interest Income                                    10,321         -
Interest (expense)                                 (8,043)     (10,887)
                                                ----------    ---------

(loss) before income taxes                       (413,883)     (152,489)

Income Tax Provision (benefit)                       -             -
                                              ------------    ----------

Net (Loss)                                  $    (413,883)     (152,489)
                                               ============   ==========

Net(loss) per share of common stock        $       (.03)    $    (0.01)
                                               ==========      =========

Weighted Average Shares Outstanding
During the Period                                15,124,554    13,667,100

                ATLANTIC SYNDICATION NETWORK, INC.

              Unaudited Interim Condensed Statement of Cash Flows
                    For the Nine Months Ended November 30,2000


ATLANTIC SYNDICATION NETWORK, INC.
Unaudited Interim Condensed Statements of Cash Flows
For the Nine Months Ending,

                                                  November 30,     November 30,
                                                  2000             1999
                                                  ----------       ---------

Net Cash Flow From Operating Activities:

          Net Income (Loss)                        $(413,883)     $(152,489)
                                                   ---------       --------
          Adjustments to Reconcile Net Income
           to Cash Provided by (Used In)
           operating activities:
          Depreciation and amortization               68,760         43,038
          Other Changes in Operating Assets
           and Liabilities                           (23,672)             -
          Stock Issued for Services in Lieu
           of Cash                                    12,750              -
          Stock Issued for Debt in Lieu of Cash        2,000          6,600
          Deposit for Project Development                  -        (25,000)
                                                    --------       ---------
          Total Adjustments                           59,838         24,638
                                                    --------        -------

Net Cash Provided (Used) by Operating Activities    (354,045)      (127,851)
                                                    --------       --------

Cash Flows From Investing Activities:

          Property and Equipment                      (6,423)        (1,516)
          Other Assets                               (11,320)       (54,843)
                                                     -------         -------

Net Cash Provided (Used) by Investing Activities     (17,743)       (56,359)
                                                     -------         -------
Cash Flows From Financing Activities:

          Notes Payable                              (10,642)       (14,371)
          Due to Minority Stockholders               (50,000)             -
          Due to Stockholders - Officers             (147,094)       19,300
          Funds Raised From Stock Issued              817,171        20,670
                                                     --------       -------

Net Cash Provided (Used) by Financing Activities      609,435        25,599

Increase (Decrease) in Cash and Cash Equivalents      237,647      (158,611)

Cash at Beginning of Period                             2,075       165,494
                                                     --------       -------
Cash at End of Period                              $  239,722      $  6,883
                                                    =========       =======

Supplemental Cash Flow Information

          Cash Item

              Interest Paid                          $ 8,043       $ 10,887
                                                    ========       ========
          Non-Cash Item

              Stock Issued in Lieu of Cash           $14,750        $41,271
                                                    ========        =======




See accompanying notes.                     7

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