Form 10KSB
period 2001-02-28
ATLANTIC SYNDICATION NETWORK INC
filed 2001-05-30
CIK 1085129

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

          For the fiscal year ended February 28,2001

                Commission File number : ______________


                 ATLANTIC SYNDICATION NETWORK, INC.
---------------------------------------------------------------------------
     (Exact name of Small Business Issuers in Its Charter)
             NEVADA                                     88-0325940
---------------------------------                    ----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)

6125 West Edna Ave., Las Vegas, Nevada                      89146
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of February 28,2001 the Company has issued and has outstanding 15,828,944 shares of Common Stock.

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

             Signatures  ..............................................

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. This Report contains statements that constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act, 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "approximately","anticipate", "believe", "plan", "should", "scheduled",
"will","may", "projected" "benefit" "upcoming" "strategic" "demonstrated"
"quality", "added value" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things,
(a) trends affecting the financial condition or results of operations of the Company, (b) the business and growth strategies of the Company, and (c) the Company's objectives, planned or expected activities and anticipated financial performance. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and the actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Section "Management's Discussion and Analysis of Financial Condition and
Results of Operations" and "Risk Factors". The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the "Risk Factors" described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10Q-SB filed or to be filed by the Company in Calendar years 2000 and 2001 and any Current Reports on Form 8-K filed by the Company.


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
















ITEM 2.      DESCRIPTION OF PROPERTY.

      The Registrant maintains its corporate and production offices at 6125
West
Edna Ave. in Las Vegas, Nevada. This is a relocation within the Las Vegas area during this fiscal year. The company found an extraordinary facility and entered into a long-term lease. With this new facility under lease, the Company immediately created a master plan to include corporate offices, a production studio, with various and permanent sets and an editing studio with the necessary editing equipment to fulfill all of ASNi production needs in-house.

ITEM 3       LEGAL PROCEEDINGS

     We are not a party to any pending legal proceedings and, to the best of our knowledge, no such action by or against us has been threatened. None of our officers, directors, or beneficial owners of 5% or more of our outstanding securities is a party to proceedings adverse to us nor do any of the foregoing individuals have a material interest adverse to us.

ITEM 4      Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the company's stockholders during the fourth quarter of the fiscal year ended February 28, 2001.

                         PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED SHAREHOLDER MATTERS.


     (a) MARKET INFORMATION: The Registrant's common stock is quoted in the NASD Electronic Quotation Service under the symbol ASNi. The Registrant's common stock price at close of business on February 28,2001 was $.07 per share.

          PRICE RANGE: The following table is the range of the high and low bids for the Registrant's common stock for each quarter within the last two fiscal years as determined by over-the-counter market quotations. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



                                         High           Low
     Fiscal Yr Ending
     Feb 29, 2000                       ______        _______

          First Quarter                 .25            .01
          Second Quarter                .25            .01
          Third Quarter                 .25            .01
          Fourth Quarter                .25            .125

     Fiscal Yr Ending
     Feb 28, 2001

          First Quarter                 .40            .06
          Second Quarter                .25            .06
          Third Quarter                 .23            .02
          Fourth Quarter                .15            .06


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


                 FISCAL YEAR ENDING FEB 28,2001
                  March 1, 2000 to February 28,2001


DATE     CLASS   # OF SHARES    AMOUNT   Per Share   CONSIDERATION    NAME

3/6/00  Common     10,000        $5,000      .50        Purchase     Trice
3/6/00  Common      5,000         2,500      .50        Purchase     McPherson
3/9/00  Common      5,000         2,500      .50        Purchase     Parker
3/27/00 Common      1,000            60      .06  Services Rendered  Nielson
4/7/00  Common      5,000         2,500      .50        Purchase     Gignac

5/20/00 Common      4,000           240      .06  Services Rendered  Nielson
5/25/00 Common      5,000         1,750      .35        Purchase     Omernik
6/1/00  Common      2,500           150      .06  Services Rendered  Martinez
6/1/00  Common     10,000           600      .06  Services Rendered  Wyatt, Sr.
6/1/00  Common     10,000           600      .06  Services Rendered  S. Wyatt
6/1/00  Common     10,000           600      .06  Services Rendered  Shadlaus
6/1/00  Common     10,000           600      .06  Services Rendered  Dale
6/2/00  Common     50,000         3,000      .06  Services Rendered  Wyatt, Jr.
6/2/00  Common    100,000         6,000      .06  Services Rendered  Crocker,
Jr.
6/2/00  Common     20,000        10,000      .50        Purchase     Harjung
6/12/00 Common     11,000         5,500      .50        Purchase     Holst
6/22/00 Common     50,000        25,000      .50        Purchase     Omernik
6/26/00 Common  1,500,000       750,000      .50        Purchase     Omernik
7/15/00 Common      4,000         2,000      .50        Conversion    Marks
7/15/00  Common     5,000           300      .06  Services Rendered  Raimondi
7/17/00  Common    10,000           600      .06  Services Rendered  Edwards
7/24/00  Common     25,000        12,500     .50      Purchase       Omernik

1/17/01  Common      2,000           120     .06  Services Rendered  Spradlin
-------   ------    -------         ------   ----   -------------   ---------



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

Production Schedule includes:

Masters of the Martial Arts

"Masters of the Martial Arts Starring Sho Kosugi" is a series that involves interviews and demonstrations on location at different locales in the Orient with grand masters in different disciplines of the martial arts. The host of the series is Sho Kosugi, seven-time karate world champion, and star of numerous martial arts films such as "Black Eagle" with Jean-Claude Van Damme, "Blind Fury" with Rutgar Hauer, "Pray for Death", "Revenge of the Ninja" and others. This series aired for two years on (ICN) International Channel
Network. The show is not currently airing or generating income but the Company is planning to restructure this show for airing and. The Company also plans to produce and distribute videotapes for sale that will include various Martial
Artists who appear on these shows.

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

"Intervention Shatters Alcohol & Drug Addiction" has been developed and videotaped but postponed due to production problems and setbacks. The production problems are being corrected so that post production can complete the videotapes for release to the public. It is anticipated that the completion, airing and distribution of these videotapes will take place during this fiscal year. Registrant will allocate 2.5% of the net earnings from the 'Intervention' project to either the 'Angel Heart Foundation' or another drug education program to be selected.

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


RESULTS OF OPERATION.


During fiscal year ending February 28, 2001, the loss of ($441,228) is compared to February 29, 2000 fiscal year end loss of ($236,802). During the period, ASNi relocated its corporate and production facilities to a permanent location.
Resources were allocated and used to transform this property into executive offices and a state of the art production facility.

     ASNi's primary focus for 2001 included the following: a) completion of its full reporting status with the SEC, b) relocation of its corporate offices/facility, c) design and construction of studio and sets. Subsequently, Company shows were not being produced and/or aired on television. It is anticipated that during fiscal year 2002 and thereafter, the company's in-house show productions will resume. Therefore, once these shows are airing, the primary source of income will be advertisers and sponsors of ASNi's shows.

     The Company's shows and developed projects are the principal assets of the Registrant. By the end of fiscal year (February 28,2001) the Company had produced and aired 'Masters of the Martial Arts', a weekly series that aired for two years on ICN (International Channel Network). The Ninjaerobics show pilot and The
Stock
Show have also been developed, produced and aired regionally. The Company has also developed a show called The Franchise Connection. These shows are currently not airing or generating income.

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

     There was no Federal Tax expense for the year ended February 28,2001.
The Registrant has a tax loss benefit to carry-forward of $1,734,716 which is available to offset future tax liabilities.







LIQUIDITY AND CAPITAL RESOURCES

     The registrant's cash position at February, 28, 2001, was $78,738, an increase of $76,663 from February 29, 2000. This increase was attributed to the successful sale of stock valued at $736,125 (1,472,250 shares) and operating expenses of $357,504, interest paid of $15,532, increase in equipment and other assets of $70,023 and a reduction in debt of $174,270.

     Working capital at February 28,2001 was $106,050) .
However, the current liabilities included $48,234 due the principal stockholder. Although this is currently due, no demand has been made upon the company for payment.

     Registrant has converted $2,000 of debt into 4,000 common shares of stock at an average price of $.50 during the fiscal year-ending February
28,2001. It is the intent of the Company to continue its effort to convert debt into equity when possible.

SUBSEQUENT EVENTS

     Property Lease

As of March 1, 2001, ASNi entered into a property lease with Kent Wyatt, President and CEO of ASNi, to lease corporate office space as well as studio/production facilities. This is a standard 5-year commercial lease with a 3-year option. This lease included rent concessions for 'Building Improvements' made by the tennant.

     Personality Contracts

ASNi has negotiated with and signed entertainment talents to enhance the quality of our programming. Bill Acosta, the man of 1001 voices, and CC Carr, a woman of distinction, were signed to assist and enhance The Stock Show.

     Air-time Commitment

ASNi was able to negotiate and secure air-time via a short term contract to air its shows via cable networks such as UPN, Jones, Cox, Daniels, etc. and will be seen in over 80 cities that includes approximately 10,000,000 households.
Release of the Stock Show has been postponed and the Company is currently negotiating to expand distribution of its television shows to include over 200 cities. Distribution will include independent stations, cable, and many of the network affiliate channels nationwide.

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

ITEM 7  Financial Statements


               ATLANTIC SYNDICATION NETWORK, INC.

                       TABLE OF CONTENTS

                       FEBRUARY 28, 2001



INDEPENDENT AUDITORS' REPORT .................................F-1


FINANCIAL STATEMENTS:

     Balance Sheets ..........................................F-2

     Statements of Operations.................................F-3

     Statements of Stockholders' Equity.......................F-4

     Statements of Cash Flows.................................F-5


NOTES TO FINANCIAL STATEMENTS.................................F-6



     Independent Auditors' Report

                    Independent Auditors' Report

 To:  Board of Directors
        ATLANTIC SYNDICATION NETWORK, INC.
        Las Vegas, Nevada

   We have audited the accompanying balance sheets of ATLANTIC SYNDICATION
NETWORK,INC., (a Nevada corporation) as of February 28, 2001 and February 29,
2000 and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of ATLANTIC SYNDICATION NETWORK, INC. at February 28, 2001 and February 29, 2000 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of
America.

   /S/ Richard Sellers
   Sellers & Associates, P.C.
   May 11, 2001
   Ogden, Utah


                   ATLANTIC SYNDICATION NETWORK, INC.
                           Balance Sheets
                         As Of Years Ending,
                                      February 28,          February 29,
                        A S S E T S          2001                2000

Current Assets
          Cash                        $    78,738         $    2,075
          Note Receivable from
           Minority Stockholder            55,000
          Prepaid Expenses & Deposit       48,232                -
                                         ----------          ---------
             Total Current Assets          181,970             2,075
                                        ------------         ---------

Property and Equipment, Net                 51,936             17,076
                                          ---------           -------
         Net Property and Equipment         51,936             17,076
                                          --------             ------

Other Assets
          Project Development Costs        400,219            384,979
          (Accumulated) Amortization
             Project Development Costs    -240,468           -168,723
          Prepaid Rent & Deposit            11,350               -
                                          ---------           --------
                    Net Other Assets       171,101            235,407
                                         ------------       ------------

                                      $    405,007       $    235,407
                                         ------------       ------------
   L I A B I L I T I E S   A N D   S T O C K H O L D E R S ' E Q U I T Y

Current Liabilities
          Accounts Payable             $    11,951        $    30,848
          Term Debt - Current Portion        5,435              9,147
          Refundable Deposits               10,000             10,000
          Note Due To Stockholder           48,234            108,563
          Notes Due To Officers                 -              45,000
          Deposit For Project Development       -                 -
                                         ------------       ------------

        Total Current Liabilities           75,620            203,558
                                         ------------       ------------
Long-Term Liabilities                       17,124             29,353
                                         ------------       ------------
                    Total Liabilities       92,744            232,911
                                         ------------       ------------
Stockholders' Equity
          Preferred Stock, $.01 Par Value
             Authorized 500,000 Shares,
             Issued and Outstanding- None      -                   -
          Common Stock, $.001 Par Value,
             Authorized 50,000,000 Shares,
             Issued and Outstanding
             15,828,944 Shares at 2-28-01
             and 13,977,440 Shares at 2-29-00  15,829        13,974
          Additional Paid-In Capital        1,275,632       526,492
          Accumulated (Deficit)              -979,198      -537,970
                                         ------------       ------------
                Net Stockholders' Equity      312,263         2,496
                                         ------------       ------------

       Total Liabilities and
              Stockholders' Equity   $        405,007   $   235,407
                                         ------------     ------------

See Accompanying Independent Auditor's Report and Notes to the Financial Statement




ATLANTIC SYNDICATION NETWORK, INC.
Statements of Operations
For the Years Ended,

                                  February 28,         February 29,
                                       2001                 2000
                                    -----------            -------------

Revenues                               $    -               $    25,000
                                    -----------            -------------
Operating Expenses
          Amortization              $  71,745               $    71,701
          Depreciation                  8,573                     7,814
          Interest                     15,632                    17,124
          Bad Debt                     -                         -
          All Other Costs             372,744                   225,028
          (Less) Capitalized as
          Project Development Costs   -15,240                   -59,865
                                    -----------            -------------

      Total Operating Expenses        453,454                   261,802
                                    -----------            -------------

Income (Loss) from Operations       -453,454                   -236,802

      Interest Income                  12,226                       -

Forgiveness of Debt                      -                    -

(Loss) on Sale of Investment             -                     -
                                    -----------            -------------

Net (Loss) Before Income Taxes       -441,228                  -236,802

Provision for Income Taxes               -                     -
                                    -----------            -------------
Net (Loss)                       $    -441,228            $    -236,802
                                    ===========            =============



Basic Net (Loss) Per Share
    of Common Stock            $    -0.02               $    -0.02
                                   ===========            =============

Weighted Average Shares
Outstanding During the Period       15,303,582               13,318,115
                                    ==========             ===========



SEE ACCOMPANYING INDEPENDENT AUDITOR'S REPORT AND NOTES TO THE
FINANCIAL
STATEMENT




ATLANTIC SYNDICATION NETWORK, INC.
Statements of Stockholders' Equity
Years Ending February 28, 2001 and February 29, 2000


                                      Additional
                          Common Stock    Paid-In-     Accumulated   Total
                        Shares    Amount   Capital      (Deficit)   Equity

Bal. as of
    Feb 28, 1999,      13,667,100  $13,667  $1,198,602  $-1,057,167  155,102
  as initially reported

Recapitalization Retroactively
  recognized                                 -755,999      755,999
                     -----------  ---------  ----------   ---------- --------

Adjusted balance as of
  February 28, 1999   13,667,100    13,667     442,603     -301,168   155,102

     Net (Loss) for the year ended
          February 29, 2000                                -236,802  -236,802

     Stock warrants issued for
          services rendered                       325                   325

     Sale of unregistered
          stock            93,000    93        40,407                40,500

     Debt converted to
         stock             69,344    69        34,602                34,671

     Stock for services
        rendered          145,000   145         8,555                 8,700
                          -------   -----     --------     ---------  -------

Balance as of
   February 29, 2000  13,974,444   $13,974   $ 526,492    $-537,970  $ 2,496

     Net (Loss) for the year ended
          February 28, 2001                                -441,228  -441,228

     Sale of unregistered
        stock         1,636,000     1,636      734,489                736,125

     Debt coverted to
        stock             4,000      4        1,996                     2,000

     Stock for services
        rendered         214,500    215      12,655                   12,870
                        -------     -----     --------     ---------  -------
Balance as of
February 28, 2001     15,828,944  $ 15,829   $ 1,275,632  $ -979,198 $312,263
                     ==========    =======   ==========    ========   =======



See Accompanying Independent Auditors Report and Notes to the Financial
Statement




ATLANTIC SYNDICATION NETWORK, INC.
Statements of Cash Flows
For the Years Ended,

                                               February 28,   February 29,
CASH FLOWS FROM OPERATING ACTIVITIES              2001        2000
-------------------------------------            -----------    -----------
  Net Income (Loss)                            $ -441,228     $ -236,802
    Adjustments to Reconcile Net Income
       to Cash Flows from Operating Activities
      Depreciation                                  8,573          7,814
      Amortization                                 71,145         71,701
      Stock Issued For Services in Lieu of Cash     12,870         8,700
      Decrease in Assets Held For Sale                 -          20,000
      Decrease in Prepaid Expenses                -48,232              -
      Increase (Decrease) in Accounts Payable     -18,897          9,180
      Increase (Decrease) in Deposit For Project
        Development                                   -         -100,000
                                                 --------      -----------

    Total Adjustments                              26,059         17,395
                                                 --------      -----------

    Net Cash Provided (Used) by Financing
         Activities                              -415,169        -219,407
                                                 --------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  (Increase) in Property & Equipment               -43,433       -1,516
  (Increase) in Other Assets                     -26,590         -38,609
                                                 --------      -----------
  Net Cash (Used) by Investing Activities          -70,023      -40,125
                                                 --------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------
  Increase (Decrease) in Notes Payable           -13,941        -14,360
  Increase (Decrease) Funds Loaned to Minority
    Shareholders                                 -55,000            -
  Increase (Decrease) Funds Advanced by
    Shareholder                                 -105,329          69,648
  Funds Raised from Stock Issued                 736,125          40,500
  Funds Raised from Stock Warrants Issued             -              325
                                                 --------      -----------
  Net Cash Provided (Used) by Financing
    Activities                                   561,855          96,113
                                                 --------      -----------
Increase (Decrease) in Cash and Cash Equivalents 76,663         -163,419

Cash at Beginning of Period                       2,075          165,494
                                                 --------      -----------
Cash at End of Period                        $   78,738      $     2,075
                                               ==========     ============

SUPPLEMENTARY CASH FLOW INFORMATION
------------------------------------
          Interest Paid                      $    15,632 $       17,124
                                                 --------      ---------
Non-Cash Items:

          Debt Converted To Stock          $       2,000    $    34,671

          Stock Issued For Services               12,870          8,700
                                                 =======        =======


See accompanying Independent Auditor's report and Notes to the Financial Statement


NOTE 1 - Business Activity

     The Company has been developing infomercials, business and informational shows to air on television. It has focused on developing nich marketing television shows. For the past five years the Company has concentrated on completion of its fully reporting status with the SEC and development specialty shows. For example, one show highlights businesses, their product or service, and their key leadership on its "Stock Show."
     Another deals with illegal drug use and is geared towards assisting the drug user as well as those significantly involved, such as family and schools, in how to deal with and overcome the misuse of drugs.

     The Company has continued to sustain operating losses. However, the Company now has its own full production studio in place and the necessary production equipment to produce and develop its own shows. Contracts to air the Stock Show have been consummated and the necessary contracts for talent and staff have been completed. Management anticipates the Company will begin to report profits and be fully operational during the coming fiscal year. Management intends to secure additional funding through joint ventures and/or private placements.

NOTE 2 - Summary of Significant Accounting Policies

     Basis of Presentation

     Atlantic Syndication Network, Inc. (ASNI), prepares its books and records on the accrual basis for financial reporting and the cash basis for income taxes. The accompanying financial statements represent the transactions for the fiscal years ending, February 28, 2001 and February 29, 2000.

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

NOTE 2 - Summary of Significant Accounting Policies - Continued

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

     Development and production of shows may or may not be used more than once.
     This in large measure is because of the changes in television programming and audience interest as well as technological changes that occur in the communication and media fields. Consequently, the Company has opted to write off the costs of developing and producing show materials used by the Company over time instead of by use. The Company presently amortizes such costs over five years on a straight line basis.

     The Company evaluates the status of project development costs. If the Company determines the net book value of product development costs as capitalized as "other assets"on the balance sheet is worth less than what is reported on the financial statements it will write the asset down.

     Use of Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - Summary of Significant Accounting Policies - Continued

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

     Long-term liabilities:

          The carrying amounts of the Company's borrowing (See note 3) under its short and long-term, convertible notes and revolving credit card agreements approximate fair value because the interest rates are either fixed or vary based on floating rates identified by reference to market rates. The carrying amounts and fair values of long-term debt are approximated to be one and the same at February 28, 2001 and February 29, 2000 respectively.

     Revenue Recognition

     Revenue is recognized from sales other than long term contracts when a product is shipped, a show is aired on the media, and services including consulting are performed. Revenue on long-term contracts is accounted for principally by the percentage of completion, or at the completion of contractual billing milestones when possible. At February 28, 2001 and February 29, 2000 there are no long-term contracts requiring revenue recognition.



NOTE 2 - Summary of Significant Accounting Policies - Continued

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

NOTE 3 - Property and Equipment

     Property and equipment consisted of the following at,

                                              February 28,    February 29,
                                                  2001            2000

          Equipment                            $ 51,000         $ 37,980
          Software                                1,171              923
          Leasehold Improvements                 30,164              -

               Total Property and Equipment      82,336           38,903
               (Less) Accumulated Depreciation ( 30,400)         (21,827)

               Total Property and Equipment, Net$ 51,936        $ 17,076




NOTE 4 - Term Debt

     Term debt consisted of the following at,
                                              February 28,    February 29,
     Note Payable                                 2001            2000
     Payable to a financial institution, secured by selected
     equipment, monthly payment $362 for 18 months,
     interest at 21.3%.                        $  5,462       $   8,187

     Notes Payable
     Over the years, the Company has issued unsecured demand
     notes payable to trade accounts payable creditors.
     The aggregate unpaid balance is:            2,007           12,421

     Credit Cards
     Pledged by personal guarantee of
            major stockholder                    -                  405

     Convertible Notes Payable
     Under a private placement issue, stock is sold along with
     convertible notes (See Note 6).  Since these unsecured
     notes can be converted to stock, they are reported as
     long-term debt.                         15,090               38,178

     Total Notes Payable                     22,559               38,500

     (Less) Current Portion                  (5,435)              (9,147)

     Total Long-Term Debt                   $ 17,124            $ 29,353

     Scheduled future maturities of notes payable at February 29, 2000 are as follows:

                     Year Ending
               Last Day of February,

               2002                $ 5,435
               2003                  2,034
               2004                     -
               2005                     -
               2006                     -
               2007 & After          15,090
                                   -----------
                   Total             $22,559

NOTE 5 - Related Party Transactions      February 28,    February 29,
                                             2001           2000

     Monies have been advanced to the Company
     by the Company's principal shareholder.
     Interest of $7,080 and $11,632 are accrued at 10%
     as of the end of February 2001 and 2000 respectively.
     The amount remaining due is:
                                        $  48,234           $ 153,563

     During the year ended February 28, 2001 the Company issued 40,000 shares to the Board of Directors for services for a value of $2,400. Another
     50,000 shares was issued to the son of the principal shareholder for services rendered.

NOTE 6 - Common Stock

     Two convertible notes totaling $9,600 plus interest of $5,490 for a total of $15,090 remain from a private placement previously issued. These notes bear interest at 10% and/or can be common stock (See Note 4).

     As of February 28, 2001, there are 15,828,944 shares issued and outstanding. Of this amount, 905,300 shares are free trading whereas
     14,923,644 shares have been or still are restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

     An existing stock warrant plan, expiring February 28, 2009, provides for members of the Board of Directors to receive a total of 325,000 stock warrants. This gives them the right to buy 325,000 share of stock at $.25 per share. No warrants have been exercised.

NOTE 7 - Recapitalization of Equity

     As of February 29, 1996 the Company had ceased its activities and operations with the United States Postal Service and the Kiosk Program.
     Management, desiring to measure the results and activity of what it has strived to do since February 29, 1996, has recapitalized its equity accounts retroactively with an effective date as of February 28, 1999.
     Accordingly, the entire accumulated deficit reported at February 29, 1996 of $755,999 has been reclassified against Paid in Capital and eliminated the accumulated deficit reported as of February 29, 1996. Refer to the Statement of Stockholders' Equity.




NOTE 8 - Lease Commitments

     In July 1997, the Company entered into two equipment leases for computer equipment used for digital editing in the production of television shows.
     The Company pays a total of $1,540 monthly for 5 years (to July 2002). At the end of the lease period the Company can buy the equipment for approximately $3,000. The lease expense for each year ending the last day of February 2001 and 2000 is $18,480. Remaining lease commitment is $18,480 for the fiscal year ending February 28, 2002 and $7,700 for the fiscal year ending February 28, 2003.

     The Company rents facilities in Nevada on a month-to-month basis and it is not a capitalized lease. The Company has now entered into a 5 year lease with a 3 year renewal starting March 1, 2001. The monthly commitment is $6,850 for offices including a separate building for production and editing studios. The Company receives a $500 per month offset for the first 5 years to help pay for leasehold improvements the Company incurred.

NOTE 9 - Deposit For Project Development

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

     The company and the investor entered into an agreement whereby the investor was allowed to take $25,000 out of the $100,000 and apply it as payment in full on an advertising project the Company did for the investor during the year ending February 29, 2000. As of February 28, 2001, the net investment of $75,000 has been applied against the cost in the project leaving the Company with a net investment in the project of approximately
     $106,000. Management believes the project will be completed and ready for marketing during the fiscal year ending February 28, 2002.






NOTE 10 - Income Taxes


                                             February 28,     February 29,
     (Loss) before income taxes consisted of:    2001              2000

     Total                                 $ (441,228)     $   (236,802)

     The provision for income taxes consisted of:

     Current income taxes
       Federal                            $      -         $        -
       State (Nevada)                            -                  -

     Total                                $      -         $        -


     The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income
     (loss) before income taxes.  The items causing this difference are:


                                           February 28,     February 29,
                                                 2001          2000

     Tax expense (benefit) at
          U.S. statutory rate                $ 259,000      $ 193,000
     State income taxes, net of
          Federal benefit (Nevada)                -              -
     Valuation allowance                     (250,000)      (181,700)
     Accounts payable                         (1,800)        (4,600)
     Note payable to stockholders for
         compensation                         (7,100)        (6,700)

     Total                                $      -         $       -







NOTE 10 - Income Taxes - Continued

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at:


                                        February 28,       February 29,
                                           2001               2000
     Deferred tax assets:
       Net operating loss carryforward    $1,734,716       $1,293,488

     Total gross deferred tax assets      1,734,716          1,293,488

     (Less) valuation allowance          (1,675,416)        1,217,640)

     Net deferred tax assets              59,300             75,848

     Deferred tax liabilities:
       Accounts payable                  (12,000)            21,668

       Payable to stockholder             (47,300)          (45,000)

     Total gross deferred tax liabilities   59,300            75,848

     Net deferred tax                  $        -         $     -
                                              -

     There were no payments made for income taxes in fiscal years ending the last day of February, 2001 and 2000 respectively.

     As of February 28, 2001, the Company has available for income tax purposes approximately $1,735,000 in federal net operating loss carry forwards which may be used to offset future taxable income. These loss carry forwards begin to expire in fiscal year 2008. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue
     Code, the Company's tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could reduce, eliminate, or defer the utilization of these losses.






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

                       PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS:
COMPLIANCE With Section 16(a) of the Exchange Act

NAME              AGE        POSITION/OFFICE          TERM      SERVED SINCE

Kent G. Wyatt Sr.  61   Director, President, CEO      1 yr.         9/92
Sarah E. Wyatt     61   Director, Corporate Secretary 1 yr.         9/92
James Shadlaus     51   Director, Treasurer           1 yr.         5/95
Don B. Dale        59   Director                      1 yr.         5/99
Ken Crocker        31   Vice President, Marketing     1 Yr.        11/99
Ramon Bonin        62   Profit Participation Partner  n/a           n/a



KENT G. WYATT, SR. - Mr. Wyatt, CEO and President of Atlantic Syndication
Network, Inc., has over 25 years of experience in business management and television production. He acts as Executive Producer and Producer of the various projects undertaken by the Company, sharing creative control and final approval of production at various stages with each participating Producer and Director.

Mr. Wyatt attended the University of Colorado where he majored in Business
Administration. He has been a California real estate broker, developer and investor for over 25 years. During this period, he acted as a business consultant to hundreds of small businesses and authored numerous books dealing with sales and marketing including books on how to start and manage your own business.

He spearheaded ASNi's entry into advertising and multi-media communication. He served as Executive Producer and Producer of shows such as 'This is San
Francisco', which featured many celebrities and entertainment personalities, such as Rod Stewart, Trini Lopez, Alice Cooper, Beach Boys, Pointer Sisters, Dr.
John,
and outstanding professional guests such as Marvin Belli. Mr. Wyatt has produced weekly series and television specials, and sold, written and produced commercials for advertising clients such as: The U.S. Post Office, New York Life Insurance,
Thrifty Car Rental, The City of Las Vegas, Century 21, Ramada Hotel, Caldwell
Banker, Prudential Insurance, Godfather's Pizza, and others.

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

Kenneth W. Crocker, Jr.- Mr. Crocker is a graduate of Lehigh University. His business career began in 1993 with American Family Portraits and in 1994 he was promoted to become the National Sales Manager. Since that time, he worked as an independent contractor with various sales and marketing firms including
Gateway Consulting. He is an energetic and talented member of  the Atlantic
Team. His responsibility includes overseeing marketing, public and investor relations. Once The Stock Show is airing, Mr. Crocker will open a satellite office on the east coast and function as "Segment Producer" for the show.
His responsibility will then include the selection of companies and executives to appear on the upcoming scheduled weekly show.

DON B. DALE - Mr. Dale comes to the Registrant's Board with over 30 years of combined experience in banking, finance, and corporate management. He held a number of executive positions with San Diego National Bank serving as Executive
Vice President, Chief Financial Officer, and Director; and President of the
Bank Subsidiaries. Prior to leaving in 1985, he grew the bank to $130 million dollars in footings and premier bank status in 4 years. Mr. Dale was a registered member of NASD in the early 1990's and retired from financial and business consulting in 1996. Mr. Dale graduated from the University of Kansas and holds a Masters in Business Administration from Long Beach State
University. Mr. Dale assists several non-profit entities including United
States Internet Genealogical Society and PARTS, a teenage drug abuse program.

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















ITEM   10    EXECUTIVE   COMPENSATION


     SUMMARY     COMPENSATION TABLE    LONG  TERM

                   Annual Compensation                   Awards  Payouts
Names-Principal Year Compensation Bonus   Other   Restricted Options LTIP
                                      Compensation
Position                                 Payable  Stock Award SARs(Layouts($)




KENT G.WYATT  2001   $120,000   N/A       N/A         N/A      N/A   N/A
$11,632
CEO/Pres.
              2000   $30,000    N/A     $30,000       N/A      N/A    N/A

SARAH E WYATT 2001   $60,000    N/A        N/A        N/A      N/A    N/A
Corporate
Secretary     2000     N/A      N/A      $15,000      N/A      N/A    N/A



Employment Contracts:  There are no employment contracts in place.

Management non-employee compensation of $120,000 for President Kent Wyatt and $60,000 for Corporate Secretary Sarah Wyatt was approved by the Board of Directors at the annual meeting, April 2001.

As of February 28, 2000, Registrant's debt and note due to the principal stockholder Kent Wyatt was $108,563 and at year-end February 28, 2001 the debt had been decreased to $48,234.

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

Compensation of Directors - There is no cash compensation for directors. The two Directors were granted warrants to purchase stock of the Registrant on May
4,
1999. Warrants were granted for services rendered, for director services and commitments to advise the Registrant. No warrants have been exercised to date.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth information as to the shares of common stock owned as of February 28,2001.

     1.  Each person who beneficially owns, so far as the Registrant has been
able to   ascertain, more than 5% of the 15,828,944 outstanding shares of the
Registrant.

     2.  Each director.

     3.  Each of the officers named in the summary compensation table.

     4. All of the directors and officers as a group unless otherwise indicated in the footnotes below are subject to community property laws where applicable, the persons as to whom information is given has sole investment power over the shares of common stock.


TITLE OF  PRINCIPAL AND/OR          AMOUNT AND NATURE OF        PERCENT
CLASS    BENEFICIAL OWNER           BENEFICIAL OWNER            OF CLASS (8)

Common      Kent G. Wyatt             6,899,000 (1)                43.60%
Common      Ed Omernik                1,580,000 (6)                 9.98%
Common      Sarah E. Wyatt            1,515,000 (1)                 9.60%
Common      James Shadlaus              222,000 (2)                 1.40%
Common      Bill Madon                1,050,000 (3)                 6.60%
Common      Ramon Bonin                 600,000 (4)                 3.80%
Common      Don B.Dale                  32,340  (5)        LESS THAN .10%
Common      Kenneth Crocker Jr.        125,000  (7)        LESS THAN .10%


-------------------------

(1) Kent Wyatt is President and CEO beneficial owner of the common shares listed including 450,000 shares held in joint tenancy with Sarah Wyatt.
Another 400,000 shares are held in-trust by Kent Wyatt Sr. as the trustee for Kent Wyatt Jr. and Lisa Wyatt.

(2) James Shadlaus is Director, Treasurer and beneficial owner of 222,000 shares at fiscal year-end. He was granted warrants which entitle him to purchase up to 100,000 shares of stock in the Registrant. Warrants were purchased at $.001 per share valuation and must be exercised in whole or part at $.25 per share by February 28, 2009.

(3) Bill Madon is beneficial owner of 1,050,000 shares at fiscal year end. He has no relationship with the Registrant other than as a shareholder.

(4) Ramon Bonin is beneficial owner of 600,000 shares at fiscal year end. He is an investor in a profit participation agreement with the Registrant in its "Intervention Shatters Alcohol & DRUG Addiction" Videotapes.

(5) Don Dale is beneficial owner of 32,340 shares at fiscal year-end. He was elected to the Board of Directors on May 4, 1999. As a Director he was granted warrants which entitle him to purchase up to 225,000 shares of stock in the Registrant. Warrants were purchased at $.001 per share valuation and must be exercised in whole or part at $.25 per share by February 28, 2009.

(6) Ed Omernik is beneficial owner of 1,580,000 shares at fiscal year end. He has no relationship with the Registrant other than as a shareholder.


(7) Kenneth Crocker Jr. is Vice President of Marketing and owner of 125,000 common shares of stock.

(8) Percentages based on 15,828,944 shares outstanding

ITEM 12.   CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS

There have been no material transactions in the past two years to which the Company has been or proposes to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved. However, ASNi has subsequently negotiated a standard commercial property lease for its offices, studio and production facilities from Kent Wyatt, Sr., President and CEO of ASNi.

ITEM 13.   EXHIBIT LIST

           See most recent FORM 10SB/A filing for Articles of Incorporation and
By-laws Certificate Amending Articles of Ad Show Network, Inc to Atlantic
Syndication Network, Inc., Articles of Incorporation (Casino Consultants,
Inc.),
By-Laws of Registrant, all Material Contracts and exhibits.

                    FORM 8-K REPORTS FILED:  None




                              SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of
     1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Atlantic Syndication Network, Inc.

     Dated May 24,2001                  By:  /s/ KENT G. WYATT, SR.
                                             -----------------------
                                              Kent G. Wyatt, Sr.

                                              President and Chief Executive

                                              Officer


                                               /s/ James Shadlaus
                                              ----------------------
                                               James Shadlaus
                                               Treasurer


