Form 10QSB
period 2001-05-31
ATLANTIC SYNDICATION NETWORK INC
filed 2001-07-13
CIK 1085129

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-------------------------------------------------------------------------

                       FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended ______ May 31,2001 _________

                          OR


______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition from ______________ to ________________


               Commission File Number ___ 0-26383 ___



                 ATLANTIC SYNDICATION NETWORK, INC.
---------------------------------------------------------------------------
          (Exact name of Small Business Issuers in Its Charter)

             NEVADA                                     88-0325940
  ---------------------------------                    ----------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification Number)


 6125 West Edna Ave,  Las Vegas, Nevada                        89146
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

Common Stock, $.001 par value 15,879,944 as of May 31,2001.

            ATLANTIC SYNDICATION NETWORK, INC.

                         INDEX



PART 1.  FINANCIAL INFORMATION



     Item 1. Financial Statements                                     1


Unaudited Interim condensed Balance Sheet                             2
as of May 31, 2001

Unaudited Interim condensed Statements of Operations                  3
for the three months ended May 31,2001 and 2000

Unaudited Interim condensed Statements of Cash Flows                  4
for the three months ended May 31,2001 and 2000

Notes to Unaudited Condensed Consolidated
Financial Statements                                                 5


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations          8


PART II.  OTHER INFORMATION                                          9

     Item -

SIGNATURES

INDEX TO EXHIBITS
















                                1




ITEM 1.   FINANCIAL STATEMENTS


     As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended May 31,2001 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages 1 through 5 and are incorporated herein by this reference.










































                              2


PART I - FINANCIAL STATEMENT  REPLACE WITH 2001

                Atlantic Syndication Network, Inc.
                   Unaudited Interim Balance Sheets
                         For the Three Months Ending








                                                               May 31
                                                                 2000
                               ASSETS                           ---------






Current Assets

               Cash                                            $1,289
      Note Receivable from Minority Stockholder                55,000
     Prepaid Expenses & Deposit                                17,403
                                                              --------

         Total current assets                                  73,692

Property and equipment - net                                   92,537
     Net Property and equipment                                92,537

Other Assets
    Project development costs                                409,778
    (Accumulated) Amortization and
          Project development costs                         (260,543)
    Prepaid Rent & Deposit                                      11,350
                                                              ---------

                Net - Other Assets                         160,585

Total assets                                                  $ 326,814
                                                               --------

                 LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable and Accrued Expenses                 $ 28,551
         Term Debt - Current Portion                              7,775
         Refundable deposits                                     10,000
        Note Due to Officers - Stockholders                     74,124
         Deposit For Project development                            -


                                                                 -------
Total current liabilities                                        261,829
                                                                --------
      Long-term liabilities                                       27,955
                                                                --------

Total liabilities                                                289,784
                                                                 -------
Stockholders equity
  Preferred stock $.01 par value:Authorized 500,000
  shares;  Issued and outstanding - none.
  Common stock $.001 par value:Authorized 50,000,000;
  Issued and outstanding 14,000,444 at 5-31-00                    14,000
  Additional paid-in capital                                   1,295,025


  Retained earnings (deficit)                                 (1,388,347)
                                                             -------------
    Net stockholders' equity (deficit)                           (79,372)
                                                               ----------


Total liabilities and stockholders' equity                      $ 210,412
                                                                ---------


See accompanying notes.              3

ATLANTIC SYNDICATION NETWORK, INC.
Unaudited Interim Condensed Statements of Operations
For the Three Months Ended,

                                             May 31,        May 31,
                                               2001              2000

Net Revenue    $                                 -                   -

Costs and Expenses:

    Amortization Expense                      20,075           20,967
    Depreciation Expense                       3,500            1,953
    General and Administrative Expenses      107,045           67,603
    (Less) Capitalization as Project
          Development Costs                     (7,294)         -

        Total Operating Expenses                123,326        90,523

        Operating (Loss)                       (123,326)      (90,523)

Interest Income                                     299            -
Interest Expense                                  1,900          3,905

(Loss) Before Income Taxes                     (124,927)      (94,428)

Income Tax Provision (Benefit)                    -                 -

Net (Loss)     $                               (124,927)   $    (94,428)



Net (Loss) Per Share of Common Stock         $    (0.01)    $    (0.01)

Weighted Average Shares Outstanding
      During the Period                      15,854,444     13,998,610

See accompanying notes.              4


ATLANTIC SYNDICATION NETWORK, INC.
Unaudited Interim Condensed Statements of Cash Flows
For the Three Months Ending May 31,


Net Cash Flow From Operating Activities:                  2001       2000
                                                       ------        ------

       Net Income (Loss)                         $   (124,927)     $ (94,428)
       Adjustments to Reconcile Net Income to Cash
         Provided by (Used In) operating activities:
       Stock Issued for Services in Lieu of Cash       3,060            60
       Depreciation and amortization                  23,575         22,920
       Other Changes in Operating Assets
           and Liabilities                            47,429         (5,981)


          Total Adjustments                           74,064         16,999

Net Cash Provided (Used) by Operating Activities     (50,863)       (77,429)

Cash Flows From Investing Activities:

          Property and Equipment                     (44,101)           -
          Other Assets                                (9,559)           -

Net Cash Provided (Used) by Investing Activities     (53,660)           -
          Property and Equipment
Cash Flows From Financing Activities:

          Notes Payable                               27,074         62,854
          Funds Raised From Stock Issued                   -         12,500

Net Cash Provided (Used) by Financing Activities      27,074         75,354

Increase (Decrease) in Cash and Cash Equivalents     (77,449)        (2,075)

Cash at Beginning of Period                            78,738         2,075

Cash at End of Period                               $    1,289     $    -
                                                   ==========      =========
Supplemental Cash Flow Information

              Interest Paid                         $    1,900     $    3,905

          Non-Cash Items

              Stock Issued in Lieu of Cash            $    3,060     $    60
                                                       ==========   =========

See accompanying notes.              5




ATLANTIC SYNDICATON NETWORK, INC.

Notes to Unauditied Condensed Financial Statements
Three Month Period Ending May 31,2001



Note 1 - BASIS OF PRESENTATION

The interim financial statements at May 31,2000 and for the three month period ended May 31,2001 and 2000 are unaudited, but include all adjustments which management considers necessary for a fair presentation. The February 28,2001 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10K-SB for the year ended February 29,2001. The accompanying unaudited interim financial statements for the three month periods ended May 31,2000 and 1999 are not necessarily indicative of the results which can be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



Note 3 - SUBSEQUENT EVENT

One member of the board of directors resigned during the month of June 2001 and as of yet no replacement has been made.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Risk Factors" listed below, including information provided in the Company's Annual 10K-SB

Registrant concentrates on the development, production, and distribution of television programs and specific projects created for domestic and international markets. The goal is to produce effective television programming, third party commercials or commissioned projects and to be known as a notable provider of niche market television, corporate videos and infomercials.

Revenues are generated by (1) the sale of advertising and promotions to be shown during the show; (2) companies sponsoring shows because of content.

Other income is generated by: (1) third party consulting services for project development; script, layout, production, editing and distribution of the product (2) third party video post production services and (3) C.D. or videotape sales. Additional revenues may be derived from the sale of related products advertised during the course of a show that complement and add value to the original product or videotape being sold on television.

RECENT SALES OF SECURITIES: The Registrant had the following stock issuances within the last three month as described below. Shares were issued to the directors of the Registrant and for services rendered for the company.


       Referenced: Stock issued for services rendered.

EFFECTIVE           NO. OF
DATE       CLASS    SHARES     CONSIDERTION   AMOUNT       NAME
-------  --------  ---------   ------------   ------     -------
4-24-01    Common    10,000     Services       $600        Shadlaus
4-24-01    Common    10,000     Services       $600        Dale
4-24-01    Common    10,000     Services       $600        K.Wyatt
4-24-01    Common    10,000     Services       $600        S.Wyatt
5-21-01    Common     5,000     Services       $300        Schlosser
5-21-01    Common       1,000   Services       $60         Lawrance
5-24-01    Common     5,000     Services       $300        Nielson

During the latter part of June 2001, Don Dale, a member of the board of directors resigned. As of yet, no replacement has been made. This leaves threemembers on the board.

As of May 31,2001, there are 15,879,944 shares issued and outstanding. Of this amount, 905,300 shares are now available on OTCBB, whereas 14,974,644 shares have been and/or they are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

RESULTS OF OPERATIONS:

ASNi's focus has been to complete the studio facilities, secure the necessary media /air time and format necessary pre-production for projects scheduled. ASNi Management, initially contracted to distribute The Stock Show nationally to over 80 cities, chose to postpone the original June 5th airing date and is in negotiation to add other regional areas to include over 200 cities. The airing date for the weekly show is anticipated for the third quarter of 2001. Once confirmation for the additional cities is complete, the actual airing date will be released.

Company shows were not being aired on televison during this period. It is anticipated during fiscal year 2002 and thereafter, the company's in-house shows and third party productions will resume and income will be generated by commercials, advertisers and sponsors of ASNi's shows

Revenue for in-house production is recognized at time of distribution.
Revenue is recognized for outside third party production for commercials, etc. upon completion of each contract.

ATLANTIC SYNDICATION NETWORK, INC. had no revenues for the three months ended May 31,2001. During this quarter, the Company incurred $123,326 of operating expenses and interest expense of $1,900. less $299. of interest income for a net loss of $124,927. The net operating expenses for the three months ended May 31,2001 increased $32,803 over the three months ended May 31,2000. This was attributable to an increase in net general and administrative expenses of
$32,148

The company entered into a 5 year lease effective March 1, 2001 on the corporate offices and production facilities the company occupies. The monthly rent is $6350 with a 3 year renewal at the end of the 5 year period. For further details refer to the lease under Exhibit, Item 6A.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at May 31,2001 was $1,289, a decrease of $77,449 from May 31,2000. The decrease was primarily attributed to (1) cash used for operating activities of $50,863. (2) cash used to acquire additional assets of $53,660., (3) less money received from notes of $27,074.

Working capital at May 31, 2001 was a negative ($46,758). Liabilities currently include a net of $19,124 due the principal stockholders.

During the last three months March 1 to May 31,2001, the Company did not convert any outstanding corporate debt into common shares of stock. Management will continue its effort to convert additional notes, debt and/or services provided into equity when possible.

RISK FACTORS:

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

Competition: The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. The Company competes with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources. Although the number of outlets available to producers has increased with the emergence of new broadcast stations, the number of time slots available to independent producers remains limited. Moreover, because license fees in the United States have dropped substantially recently, companies that do not rely on U. S.
broadcast license fees to finance the production of programming have achieved a competitive advantage. These companies now serve as an additional source of competition for the limited slots avail-able to independent companies. As a result of these factors, the Company will expand it's creative and distribution effort but cannot make assurances that it will be able to remain competitive. Niche market programs such as Martial Arts that are currently popular may not sustain their popularity and new programs may not become popular.Each program (or show) is an individual artistic work, and consumer reaction will determine its commercial success. Management cannot assure the stock-holders that it will be able to continue to create entertaining episodes for the Company's programs or that it will be able to create new programs that are appealing or saleable to broadcasters.

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

Part II.  OTHER INFORMATION:

     Item 1.   Legal proceedings - Not applicable
     Item 2.   Changes in securities
     Item 3.   Defaults on senior securities - Not applicable
     Item 4.   Submission of matters to a vote of security holders
               - Not applicable
     Item 5.   Other information - Property lease
     Item 6.   (a) Exhibits:
                    27.  Property lease agreement
               (b) Reports on Form 8-K  None

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Atlantic Syndication Network, Inc.

        By:/S/Kent G. Wyatt Sr.
           President                                  July _5_, 2001
          Director

        By: /S/ Jim Shadlaus
             Treasurer                               July _5_, 2001
           Director