Form 10QSB/A
period 2001-05-31
ATLANTIC SYNDICATION NETWORK INC
filed 2001-08-03
CIK 1085129

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










































                              2


PART I - FINANCIAL STATEMENT  REPLACE WITH 2001

                Atlantic Syndication Network, Inc.
                   Unaudited Interim Balance Sheets
                         For the Three Months Ending








                                                               May 31
                                                                 2000
                               ASSETS                           ---------






Current Assets

               Cash                                            $1,289
      Note Receivable from Minority Stockholder                55,000
     Prepaid Expenses & Deposit                                17,403
                                                              --------

         Total current assets                                  73,692

Property and equipment - net                                   92,537
     Net Property and equipment                                92,537

Other Assets
    Project development costs                                409,778
    (Accumulated) Amortization and
          Project development costs                         (260,543)
    Prepaid Rent & Deposit                                      11,350
                                                              ---------

                Net - Other Assets                         160,585

Total assets                                                  $ 326,814
                                                               --------

                 LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable and Accrued Expenses                 $ 28,551
         Term Debt - Current Portion                              7,775
         Refundable deposits                                     10,000
        Note Due to Officers - Stockholders                     74,124
         Deposit For Project development                            -


                                                                 -------
Total current liabilities                                        120,450
                                                                --------
      Long-term liabilities                                       15,968
                                                                --------

Total liabilities                                                136,418
                                                                 -------
Stockholders equity
  Preferred stock $.01 par value:Authorized 500,000
  shares;  Issued and outstanding - none.
  Common stock $.001 par value:Authorized 50,000,000;
  Issued and outstanding 14,000,444 at 5-31-00                    15,880
  Additional paid-in capital                                   1,278,641


  Retained earnings (deficit)                                 (1,104,125)
                                                             -------------
    Net stockholders' equity                                      190,396
                                                               ----------


Total liabilities and stockholders' equity                      $ 326,814
                                                                ---------


See accompanying notes.              3

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