Form 10QSB
period 2001-08-31
ATLANTIC SYNDICATION NETWORK INC
filed 2001-10-19
CIK 1085129

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-------------------------------------------------------------------------

                       FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended ______ August 31,2001 _________

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

Common Stock, $.001 par value 15,919,944 as of August 31,2001.

            ATLANTIC SYNDICATION NETWORK, INC.

                         INDEX



PART 1.  FINANCIAL INFORMATION



     Item 1. Financial Statements                                     1


Unaudited Interim condensed Balance Sheet                             2
as of August 31, 2001

Unaudited Interim condensed Statements of Operations                  3
for the six months ended August 31,2001 and 2000

Unaudited Interim condensed Statements of Operations                  4
for the three months ended August 31,2001 and 2000

Unaudited Interim condensed Statements of Cash Flows                  5
for the six months ended August 31,2001 and 2000

Notes to Unaudited Condensed Consolidated
Financial Statements                                                  6


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations          6


PART II.  OTHER INFORMATION                                          9

     Item -

SIGNATURES

INDEX TO EXHIBITS
















                                1




ITEM 1.   FINANCIAL STATEMENTS


     As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended August 31,2001 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages 1 through 5 and are incorporated herein by this reference.










































                              2


PART I - FINANCIAL STATEMENT

                Atlantic Syndication Network, Inc.
                   Unaudited Interim Balance Sheets
                         For the Six Months Ending








                                                               August 31

                                                                 2000
                               ASSETS                           ---------






Current Assets

               Cash                                            $    0
      Note Receivable from Minority Stockholder                55,000
     Prepaid Expenses & Deposit                                12,550
                                                              --------

         Total current assets                                  67,550
                                                              --------

Property and equipment - net                                   92,129
     Net Property and equipment                                92,129

Other Assets
    Project development costs                                419,548
    (Accumulated) Amortization and
          Project development costs                         (280,618)
    Prepaid Rent & Deposit                                    11,350
                                                            ---------

                Net - Other Assets                           150,280
                                                            ---------

Total assets                                                $ 309,959
                                                             --------

                 LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable and Accrued Expenses                 $ 34,385
         Term Debt - Current Portion                             51,835
         Refundable deposits                                     10,000
         Note Due to Officers - Stockholders                    121,556
         Deposit For Project development                            -


                                                                 -------
Total current liabilities                                        217,776
                                                                --------
      Long-term liabilities                                       15,090
                                                                --------

Total liabilities                                                232,866
                                                                 -------
Stockholders equity
  Preferred stock $.01 par value:Authorized 500,000
  shares;  Issued and outstanding - none.
  Common stock $.001 par value:Authorized 50,000,000;
  Issued and outstanding 15,919,944 at 8-31-01                    15,920
  Additional paid-in capital                                   1,281,001
  Accumulated (Deficit)                                       (1,219,828)
                                                             -------------
    Net stockholders' equity (deficit)                           77,093
                                                               ----------


Total liabilities and stockholders' equity                      $ 309,959
                                                                ---------


See accompanying notes.              3

ATLANTIC SYNDICATION NETWORK, INC.
Unaudited Interim Condensed Statements of Operations
For the Six Months Ended,

                                             August 31,        August 31,
                                               2001              2000

Net Revenue    $                                2,500                -

Costs and Expenses:

    Amortization Expense                      40,150           41,934
    Depreciation Expense                       7,000            3,906
    General and Administrative Expenses       205,286          243,457
    (Less) Capitalization as Project
          Development Costs                   (10,386)           -

        Total Operating Expenses               242,050        289,297
                                             ---------      -----------
        Operating (Loss)                     (239,550)       (289,297)

Interest Income                                    483            5,349
Interest Expense                                 (1,563)        (7,907)

(Loss) Before Income Taxes                     (240,630)      (291,765)
                                               --------        --------
Income Tax Provision (Benefit)                    -                 -

Net (Loss)     $                               (240,630)   $    (291,765)



Net (Loss) Per Share of Common Stock         $    (0.02)    $    (0.02)

Weighted Average Shares Outstanding
      During the Period                      15,880,527       14,774,861

See accompanying notes.              4


ATLANTIC SYNDICATION NETWORK, INC.
Unaudited Interim Condensed Statements of Operations
For the Three Months Ended,

                                             August 31,        August 31,
                                               2001              2000

Net Revenue    $                                2,500                -

Costs and Expenses:

    Amortization Expense                      20,075           20,967
    Depreciation Expense                       3,500            1,963
    General and Administrative Expenses        98,241          175,854
    (Less) Capitalization as Project
          Development Costs                   (3,092)           -

        Total Operating Expenses               118,724        198,774
                                             ---------      -----------
        Operating (Loss)                     (116,224)       (198,774)

Interest Income                                    184            5,439
Interest Expense                                   337           (4,002)

(Loss) Before Income Taxes                     (115,703)      (197,337)
                                               --------        --------
Income Tax Provision (Benefit)                    -                 -

Net (Loss)     $                               (115,703)   $    (197,337)



Net (Loss) Per Share of Common Stock         $    (0.01)    $    (0.01)

Weighted Average Shares Outstanding
      During the Period                      15,906,611       15,548,111

See accompanying notes.              5








ATLANTIC SYNDICATION NETWORK, INC.
Unaudited Interim Condensed Statements of Cash Flows
For the Three Months Ending August 31,


Net Cash Flow From Operating Activities:                  2001       2000
                                                       ------        ------

       Net Income (Loss)                         $   (240,630)     $ (291,765)
       Adjustments to Reconcile Net Income to Cash
         Provided by (Used In) operating activities:
       Stock Issued for Debt in Lieu of Cash            -             2,000
       Stock Issued for Services in Lieu of Cash       5,460         12,760
       Depreciation and amortization                  47,150         45,840
       Other Changes in Operating Assets
           and Liabilities                            58,116        (19,077)


          Total Adjustments                          110,726         41,513

Net Cash Provided (Used) by Operating Activities     (129,904)     (250,252)

Cash Flows From Investing Activities:

          Property and Equipment                     (47,193)           -
          Other Assets                               (19,329)           -

Net Cash (Used) by Investing Activities              (66,522)           -
          Property and Equipment
Cash Flows From Financing Activities:

          Notes Payable                               44,366        (11,706)
          Funds Raised From Stock Issued                   -         817,171
          Due to (from) Stockholders                  73,322        (97,344)

Net Cash Provided (Used) by Financing Activities      117,688        708,121

Increase (Decrease) in Cash and Cash Equivalents     (78,738)        457,869

Cash at Beginning of Period                            78,738         2,075

Cash at End of Period                               $    -         $ 459,944
                                                   ==========      =========
Supplemental Cash Flow Information

              Interest Paid                         $  1,563      $   7,907

          Non-Cash Items


See accompanying notes.              6




ATLANTIC SYNDICATON NETWORK, INC.

Notes to Unauditied Condensed Financial Statements
Three Month Period Ending August 31,2001



Note 1 - BASIS OF PRESENTATION

The interim financial statements at August 31,2000 and for the three month period ended August 31,2001 and 2000 are unaudited, but include all adjustments which management considers necessary for a fair presentation. The February 28,2001 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods And do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10K-SB for the year ended February 29,2001. The accompanying unaudited interim financial statements for the three month periods ended August 31,2000 and 1999 are not necessarily indicative of the results which can be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 - COMMON STOCK

During the quarter ending August 31, 2001, the Company issued 40,000 shares of new stock for services rendered for a value of $2,400.

Note 3 - SUBSEQUENT EVENT

The company had secured air time and scheduled airing of The Stock Show to begin October 2001; subsequently, production for the show was scheduled and began in late August and September 2001. Due to events of September 11, 2001, show participants were reluctant to keep their commitment or arrangements which would allow ASNi to maintain its production schedule.

As a consequence, the Company believed it to be in its best interest to delay airing of The Stock Show until January 2002 to accommodate various companies that chose to postpone participation in the show.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

The following information includes forward-looking statements, the realization of which August be impacted by certain important factors discussed in "Risk Factors" listed below, including information provided in the Company's Annual 10K-SB

Registrant concentrates on the development, production, and distribution of television programs and specific projects created for domestic and international markets. The goal is to produce effective television programming, third party commercials or commissioned projects and to be known as a notable provider of niche market television, corporate videos and infomercials.

Revenues are generated by (1) the sale of advertising and promotions to be shown during the show; (2) companies sponsoring shows because of content.

Other income is generated by: (1) third party consulting services for project development; script, layout, production, editing and distribution of the product (2) third party video post production services and (3) C.D. or videotape sales. Additional revenues August be derived from the sale of related products advertised during the course of a show that complement and add value to the original product or videotape being sold on television.

RECENT SALES OF SECURITIES: The Registrant had the following stock issuances within the last three month as described below. Shares were issued to the directors of the Registrant and for services rendered for the company.


       Referenced: Stock issued for services rendered.

EFFECTIVE           NO. OF
DATE       CLASS    SHARES     CONSIDERTION   AMOUNT       NAME
-------  --------  ---------   ------------   ------     -------
7-05-01    Common    40,000     Services       $2,400        Sandler

As of August 31,2001, there are 15,919,944 shares issued and outstanding. Of this amount, 940,100 shares are now available on OTCBB, whereas 14,979,844 shares have been and/or they are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

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

ATLANTIC SYNDICATION NETWORK, INC. had $2,500 revenues for the three months ended August 31,2001. During this quarter, the Company incurred $113,724 of operating expenses and interest expense of $521. The net operating expenses for the three months ended August 31,2001 decreased $52, 247 over the three months ended August 31,2000. This was attributable to a net decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at August 31,2001 was $0, a decrease of $460,000 from August 31,2000. The decrease was primarily attributed to (1) cash used for operating activities of $295,000. (2) cash used to acquire additional assets of $137,000.
Working capital at August 31, 2001 was a negative ($150,226). Liabilities currently include a net of $121,556 due the principal stockholders.

During the last three months June 1 to August 31,2001, the Company did not convert any outstanding corporate debt into common shares of stock. Management will continue its effort to convert additional notes, debt and/or services provided into equity when possible.

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

Nature of the Entertainment Industry: The television, merchandising and direct-to-video industries are highly speculative and historically have involved a substantial degree of risk. The success of a television show, series or video production depends upon unpredictable and changing factors such as audience acceptance, which August bear little or no correlation to the Company's production and other costs. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, the general economic conditions and public taste and include intangible factors, all of which change rapidly and connot be predicted with certainity. Therefore, there is a risk that some or all of the Company's projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

Competition: The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. The Company competes with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources. Although the number of outlets available to producers has increased with the emergence of new broadcast stations, the number of time slots available to independent producers remains limited. Moreover, because license fees in the United States have dropped substantially recently, companies that do not rely on U. S.
broadcast license fees to finance the production of programming have achieved a competitive advantage. These companies now serve as an additional source of competition for the limited slots avail-able to independent companies. As a result of these factors, the Company will expand it's creative and distribution effort but cannot make assurances that it will be able to remain competitive. Niche market programs such as Martial Arts that are currently popular August not sustain their popularity and new programs August not become popular.Each program
(or show) is an individual artistic work, and consumer reaction will determine its commercial success. Management cannot assure the stock-holders that it will be able to continue to create entertaining episodes for the Company's programs or that it will be able to create new programs that are appealing or saleable to broadcasters.

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


Atlantic Syndication Network, Inc.

        By:/S/Kent G. Wyatt Sr.
           President                                  October 3, 2001
          Director

        By: /S/ Jim Shadlaus
             Treasurer                               October 3, 2001
           Director