Form 10QSB
period 2001-11-30
ATLANTIC SYNDICATION NETWORK INC
filed 2002-01-14
CIK 1085129

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------
                       FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended _____ November 30, 2001 ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act 0f 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    __ X __ Yes____ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.001 par value 17,448,444 as of November 30, 2001.

            ATLANTIC SYNDICATION NETWORK, INC.




                         INDEX



PART 1.  FINANCIAL INFORMATION



     Item 1. Financial Statements                                    1


Unaudited Interim condensed Balance Sheet                               2
as of November 30, 2001

Unaudited Interim condensed Statements of Operations                  3
for the nine months ended November 30,2001 and 2000

Unaudited Interim condensed Statements of Operations                  4
for the three months ended November 30,2001 and 2000

Unaudited Interim condensed Statements of Cash Flows                  5
for the nine months ended November 30,2001 and 2000

Notes to Unaudited Condensed Consolidated
Financial Statements                                            6


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations          7


PART II.  OTHER INFORMATION                                           8

     Item -

SIGNATURES

INDEX TO EXHIBITS

























ITEM 1.   FINANCIAL STATEMENTS


     As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the nine months ended November 30,2001 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceding year, are attached hereto as pages 2 through 6 and are incorporated herein by this reference.









































PART I - FINANCIAL STATEMENT

                                            Atlantic Syndication Network, Inc.
                      Unaudited Balance Sheet
                                                As of Nine Months Ending





November 30
                                                                2001
                               ASSETS


Current Assets

Cash                                                         $      8
      Note Receivable from Minority Stockholder                55,000
     Prepaid Expenses & Deposit                           12,550

         Total current assets                             67,558

Property and equipment - net                                   92,979
     Net Property and equipment                                92,979

Other Assets
    Project development costs                                 431,204
    (Accumulated) Amortization and
          Project development costs                        (300,693)
    Prepaid Rent & Deposit                                     11,350

       Net - Other Assets                                   141,861

Total assets                                                $ 302,398

                 LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable and Accrued Expenses               $ 28,469
         Term Debt - Current Portion                           69,939
         Refundable deposits                                   10,000
        Note Due to Officers - Stockholders                  167,541

                                                              -------
          Total current liabilities                         275,949

Long-term liabilities

       Total liabilities                                      275,949
                                                              -------
Stockholders equity
  Preferred stock $.01 par value:Authorized 500,000
  shares;  Issued and outstanding - none.
  Common stock $.001 par value:Authorized 50,000,000;
  Issued and outstanding 17,448,444 at November 30,2001        17,448
  Additional paid-in capital                                1,326,183

  Accumulated (deficit)                                    (1,317,182)
    Net stockholders' equity (deficit)                         26,449


Total liabilities and stockholders' equity                  $ 302,398


See accompanying notes.                2



                 ATLANTIC SYNDICATION NETWORK, INC.

             Unaudited Interim Condensed Statements of Operations
                          For the Nine Months Ending



                                        November 30,       November 30,
                                          2001          2000



Net revenue                                        $ 7,500        $    -


Costs and expenses:

  Amortization expense                           60,225          62,901

  Depreciation expense                            7,000           5,859
  General and administrative expenses           307,926         358,721
  (less)Capitalization as project
   development costs                             (30,984)        (11,320)

   Total operating expenses                     344,167         416,161

   Operating (loss)                            (336,667)       (416,161)




Interest Income                                     483          10,321
Interest Expense                                 (1,800)         (8,043)

(Loss) before income taxes                     (337,984)       (413,883)

Income tax provision (benefit)                    -           -

Net (loss)                                   $ (337,984)      $(413,883)




Net (loss) per share of common stock          $   (0.02)      $  (0.03)

Weighted average shares
outstanding during the period                16,063,499     15,124,554




See accompanying notes.                  3



                   ATLANTIC SYNDICATION NETWORK, INC.

             Unaudited Interim Condensed Statements of Operations
                           For the Three Months Ending



                                       November 30,  November 30,
                                          2001          2000



Net revenue                                  $ 5,000        $    -


Costs and expenses:

  Amortization expense                           20,075           20,967

  Depreciation expense                                0            1,953
  General and administrative expenses            93,698          115,264
  (less) Capitalization as project
    development costs                            (11,655)         (11,320)

   Total operating expenses                     102,118          126,864

   Operating (loss)                             (97,118)        (126,864)




Interest Income                                       1            4,882
Interest Expense                                   (237)            (136)

(Loss) before income taxes                      (97,354)        (122,118)

Income tax provision (benefit)                   -                     -

Net (loss)                                    $ (97,354)       $(122,118)




Net (loss) per share of common stock          $   (0.01)        $  (0.01)

Weighted average shares
outstanding during the period                 16,938,944      15,826,944



See accompanying notes.                    4




                ATLANTIC SYNDICATION NETWORK, INC.

              Unaudited Interim Condensed Statement of Cash Flows
                      For the Nine Months Ending November 30


Net Cash Flow from Operating Activities:               2001        2000


   Net Income (loss)                                  $(337,984)   $(413,883)

   Adjustments to reconcile Net Income to Cash
     provided by (used in) Operating Activities:
   Stock issued for Debt in Lieu of Cash                 15,000        2,000
   Stock issued for Services in Lieu of Cash             37,170       12,750
   Depreciation and Amortization                         67,225       68,760
   Other changes in Operating Assets and Liabilities     52,200      (23,672)

   Total adjustments                                    171,595       59,838

Net Cash provided(used)by Operating Activities         (166,389)    (354,045)

Cash Flows from Investing Activities:

     Property and Equipment                            (48,043)      (6,423)
     Other Assets                                      (30,985)     (11,320)

Net cash (used) by Investing Activities                 (79,028)     (17,743)

Cash Flows from Financing Activities:

     Notes Payable                                      47,380      (10,642)
     Funds raised from Stock Issued                      -          817,171
     Due to (from ) Minority Stockholders                -          (50,000)
     Due to (from ) Stockholders / Officers            119,307     (147,094)

Net Cash Provided (used) by Financing Activities        166,687      609,435

Increase (decrease) in Cash and Cash equivalents        (78,730)     237,647

Cash at Beginning of Period                              78,738        2,075

Cash at End of Period                                    $    8     $239,722

Supplemental Cash Flow Information

          Interest paid                              $  1,800       $8,043

       Non-cash items

     Stock Issued in Lieu of Cash for Services        $ 37,170      $12,750

     Stock Issued in Lieu of Cash for Debt            $ 15,000       $2,000


See accompanying notes.                  5



               ATLANTIC SYNDICATON NETWORK, INC.

          Notes to Unauditied Condensed Financial Statements
               Nine Month Period Ending November 30, 2001

Note 1 - BASIS OF PRESENTATION

The interim condensed financial statements at November 30,2001 and for the three and nine month periods ended November 30,2001 and 2000 are unaudited, but include all adjustments which management considers necessary for a fair presentation.

The accompanying unaudited condensed financial statements are for the interim periods and do not include all disclosures provided in annual financial statements, and should be read in conjunction with the Company's Form 10K-SB for the year ended February 28,2001. The accompanying unaudited interim financial statements for the nine month periods ended November 30,2001 and 2000 are not necessarily indicative of the results which can be expected for the entire year.

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

Note 2 - COMMON STOCK

During the quarter ending November 30,2001, the Company issued 1,028,500 new shares of restricted 144 common stock for services valued at $31,710. It also issued 500,000 shares of restricted 144 common stock for payment of $15,000 in debt.

Note 3 - SUBSEQUENT EVENT

The company had secured airtime and scheduled airing of The Stock Show to begin October 2001; subsequently, production for the show was scheduled and began in late August and September 2001. Due to events of September 11,2001, production was temporarily put on hold due to the fact various show participants were reluctant to keep their commitment or arrangements which would allow ASNi to maintain its production and airing schedule.

To further complicate matters due to these events, many businesses have revised their schedules, economic goals and forecasts which directly effect The Stock Show. With the consequences of this and the current financial position of the company, management decided it to be in the best interest of the company to delay this production and distribution schedule.

The Stock Show has now been rescheduled to begin production during the last corporate fiscal quarter ending Feb 28,2002. Distribution is now being established and management anticipates the show will begin airing in the first fiscal corporate quarter beginning March 2002.

Management is taking the necessary steps to raise additional funds. The Board of Directors approved a resolution to raise additional funds utilizing a $750,000 Private Placement Memorandum dated December 14,2001. Funds will be used to sustain operations and facilitate future growth.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Risk Factors" listed below, including information provided in the Company's Annual 10K-SB.

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

RECENT SALES OF SECURITIES: The Registrant had the following issuances of restricted 144 common stock within the last three month as described below.

EFFECTIVE   144        NO. OF
DATE       CLASS       SHARES     CONSIDERATION   AMOUNT         NAME
-------  --------     ---------   ------------    ------       -------
9-17-01   Common       10,000       Service        $.06        R. Mendola
9-17-01   Common        5,000       Service        $.06        R. Castolo
9-17-01   Common        5,000       Service        $.06        G. Crowder
9-17-01   Common        8,500       Service        $.06        F. Raimondi
11-30-01  Common    1,000,000       Service        $.03        K. Wyatt
11-30-01  Common      500,000     Note Payable     $.03        K.& S. Wyatt

As of November 30,2001, there are 17,448,444 shares issued and outstanding. Of this amount, 940,100 shares are free-trading on OTCBB, whereas 16,508,444 shares are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

RESULTS OF OPERATIONS:

It is anticipated that during the last quarter of the corporate fiscal year ending Feb 28, 2002 and thereafter, the company's in-house shows and third party productions will resume and income will be generated by commercials, advertisers and sponsor commitments for ASNi shows.

Revenue for in-house production is recognized at time of distribution.
Revenue is recognized for outside third party production for commercials, etc. upon completion of each contract.

ATLANTIC SYNDICATION NETWORK, INC. had $5,000 in revenues for the three months ended November 30,2001. During this quarter, the Company incurred $102,118 in operating expenses and a net interest income of $1. The net operating expenses for the three months ended November 30,2001 decreased $24,746 under the three months ended August 31,2000. This was attributable to a decrease in net general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at November 30,2001 was $0, a decrease of $240,000 from November 30,2000. The decrease was primarily attributed to (1) cash used for operating activities of $166,000. and (2) cash used to acquire additional assets of $79,000.

Working capital at November 30, 2001 was a negative ($208,000), of which $168,000 is a current liability due to the principal stockholders.

During the last three months September 1 to November 30,2001, the Company converted $15,000 of outstanding corporate debt into common shares of stock and $32,000 of services into common shares of stock. Management will continue its effort to convert additional notes, debt and/or services provided into equity when possible.

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

Nature of the Entertainment Industry: The television, merchandising and direct-to-video industries are highly speculative and historically have involved a substantial degree of risk. The success of a television show, series or video production depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Company's production and other costs. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, the general economic conditions and public taste and include intangible factors, all of which change rapidly and cannot be predicted with certainty. Therefore, there is a risk that some or all of the Company's projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. This Report contains statements that constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act, 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "approximately","anticipate", "believe", "plan", "should", "scheduled", "will", "may", "projected" "benefit" "upcoming" "strategic" "demonstrated" "quality", "added value" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, (b) the business and growth strategies of the Company, and (c) the Company's objectives, planned or expected activities and anticipated financial performance. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and the actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the "Risk Factors" described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10Q-SB filed or to be filed by the Company in Calendar years 1999 and 2000 and any Current Reports on Form 8-K filed by Company.


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

These companies now serve as an additional source of competition for the limited slots available to independent companies. As a result of these factors, the Company will expand it's creative and distribution effort but cannot make assurances that it will be able to remain competitive. Niche market programs such as Martial Arts that are currently popular may not sustain their popularity and new programs may not become popular. Each program (or show) is an individual artistic work, and consumer reaction will determine its commercial success. Management cannot assure the stock-holders that it will be able to continue to create entertaining episodes for the Company's programs or that it will be able to create new programs that are appealing or saleable to broadcasters.

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

Part II.  OTHER INFORMATION:

     Item 1.   Legal proceedings - Not applicable
     Item 2.   Changes in securities
     Item 3.   Defaults on senior securities - Not applicable
     Item 4.   Submission of matters to a vote of security holders
               - Not applicable
     Item 5.   Other information
     Item 6.   (a) Exhibits:
               (b) Reports on Form 8-K  None



                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Atlantic Syndication Network, Inc.

        By:/S/Kent G. Wyatt Sr.
           President                                January _10_, 2002
          Director

        By: /S/ Jim Shadlaus
             Treasurer                             January _10_, 2002
           Director