Form 10KSB
period 2002-02-28
ATLANTIC SYNDICATION NETWORK INC
filed 2002-06-17
CIK 1085129

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-------------------------------------------------------------------------

 				  FORM 10-KSB
( Mark One )
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the fiscal year ended February 28, 2002

			 Commission File number : ______________


                 ATLANTIC SYNDICATION NETWORK, INC.
-------------------------------------------------------------------------
--
          (Exact name of Small Business Issuers in Its Charter)

             NEVADA                                       88-0325940
  ---------------------------------                    ----------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification
Number)


   6125 West Edna, Las Vegas, Nevada                        89146
-------------------------------------------------------------------------
-
(Address of principal executive offices)                  (Zip code)


                              (702) 388-8800
-------------------------------------------------------------------------
-
                         (Issuer's Telephone Number)

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

                         Common Stock, Par Value $.001
-------------------------------------------------------------------------
--
                                (Title of Class)

Check whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes   (x)    No (  )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive p[roxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to his Form 10-KSB. (x)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. ( See definition of affiliate in Rule 12b-2 of the Exchange Act)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28,2002 the Company has issued and has outstanding 17,448,444 shares of Common Stock.

                  ATLANTIC SYNDICATION NETWORK, INC.
                           FORM 10-KSB
                        TABLE OF CONTENTS

 NO.         TITLE                                 		  PAGE NO.

					      PART I

Item 1.  Description of Business................................
Item 2.  Description of Property................................
Item 3.  Legal Proceedings .....................................
Item 4.  Submission of Matters to a Vote of Security Holders ...

					     PART II

Item 5.  Market for Common Equity & Related Shareholder Matters..
Item 6.  Management's Discussion and Analysis of Financial
	   Condition and Results of Operations......................
Item 7.  Financial Statements.....................................
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure......................

					     PART III

Item 9.  Directors, Executive Officers, Promoters and Control
	   Persons; Compliance With Section 16(a) of Exchange Act ...
Item 10. Executive Compensation....................................
Item 11. Security Ownership of Certain Beneficial Owners and
         Management................................................
Item 12. Certain Relationships and Related Transactions............
Item 13. Exhibit List and Reports on Form 8-K .....................
	   Signatures ...............................................

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act, 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "approximately","anticipate", "believe", "plan", "should", "scheduled", "will", "may", "projected" "benefit" "upcoming" "strategic" "demonstrated" "quality", "added value" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things,
(a) trends affecting the financial condition or results of operations of the Company, (b) the bus-iness and growth strategies of the Company, and
(c) the Company's object-ives, planned or expected activities and anticipated financial performance. The stockholders of the Comany are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and the actual results may differ materially from thosed projected in this Report, for the reasons, amoung others, discussed in the Section "Manage-ment's Discussion and Analysis of Financial Condition and Results of Oper-ations" and "Risk Factors". The Company undertakes no obligation to pub-licly revise these forward-looking statements to reflect events or circum-stances that arise after the date hereof. Readers should carefully review the "Risk Factors" described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarter-ly Reports on Form 10Q-SB filed or to be filed by the Company in Calendar years 2001 and 2002 and any Current Reports on Form 8-K filed by Company.

                              PART I


ITEM 1.          	DESCRIPTION OF BUSINESS.


Atlantic Syndication Network, Inc. (the Registrant) was originally incorporated under the laws of the state of Nevada on September 25, 1978 as
Casino Consultants, Inc. Prior to September 1992 the Registrant was non-operating. On September 15, 1992 the Registrant entered into an Agreement and Plan of Reorganization with Ad Show Network, Inc.,a Nevada corporation, whereby the Registrant would acquire the assets of Ad Show Network, Inc., subject to liabilities, for shares of common stock in the Registrant. On September 15, 1992, prior to completion of the asset purchase Casino Consultants, Inc. changed its name to A.S. Network, Inc.

On October 14, 1992, Casino Consultants, Inc. (A.S. Network, Inc.)
filed an Amendment to its Articles of Incorporation changing the corporate name to Ad Show Network, Inc. On August 17, 1995, Registrant filed an amendment to the Articles of Incorporation changing the name to Atlantic Syndication Network, Inc.

The asset purchase was accounted for as a tax free reorganization under Section 368(a)(i)(c) of the Internal Revenue Code of 1986,
asamended.
As a result, the acquiring Company, Casino Consultants, Inc. purchased
100%
of the net assets of Ad Show Network ($690,975) and transferred 4,500,000 shares of its common stock in exchange for these assets. As this was an exempt isolated transaction, the securities received in such a transfer shall not be registered under federal or state securities laws.

From the time of the asset purchase on September 25, 1992 until the Registrant changed it's name on May 25, 1995 to Atlantic Syndication Network, Inc., the Registrant's personnel and operations were engaged in the promotion and advertising of local businesses and products in locations such as the U.S. Post Offices through the use of automated computer kiosks. Successful development and implementation of advertising operations occurred, however; the U.S. Postal Service subsequently changed the U.S. Post Master and their contract personnel and policy in dealing with third party contractors. In making these changes the Postal Service caused the discontinuation of operations by the Registrant in Post Offices throughout the Western U.S. The Registrant's financial resources had been expended in developing this business and with the cessation of its kiosk advertising in late 1995, the Registrant assigned the kiosk advertising operations to a third party in 1996. By year-end February 1996, the Registrant had an accumulated deficit in retained earnings of ($755,999). Corporate assets of $210,711 were nearly all non-liquid consisting primarily of and development costs and fixed assets.

Capitalized liabilities of the Registrant, private placement proceeds, advances from principal shareholders and profit sharing partnerships have been used to redirect the Registrant's endeavors in the design, development, production and distribution of multi-media, television production, commercials, infomercials and commissioned projects.

Registrant develops, produces, and distributes television programs and specific projects created for domestic and international markets. The goal is to produce powerful,effective television programming, third party commissioned projects and to be known as a notable provider of niche market television, corporate videos and infomercials.

Registrant benefits by using company-owned state-of-the-art post production digital editing equipment. This real-time editing and computer graphic stations have 2D/3D animation capability and conforms to the necessary technology required for broadcast. The company equipment allows the company to produce its television shows and videos at a reduced cost compared to utilizing outside studios and conforms to necessary technology required for broadcast.

Marketing and Distribution: The Company policy includes purchasing media so that it owns the air time, secures its own advertisers and recieves 100% of the advertising income. The sale of progamming in this manner provides more control and in many situations the advertisers equally benefit because they are able to control the time, day and targeted audience. With specific types of programming, advertisers are also willing to pay more for their commercials to be broadcast to that specific target audience. The company also participates and enters into a barter or no-license-fee arrangement with the broadcast station so that it can share in the income generated by the program from the sale of advertising created by the station. Another option is for the Company to directly license its programming. Throughout the world there are emerging markets and the Company will have the opportunity to purchase, barter, sell outright or license its programming to many of these new television stations, cable channels and distribution outlets.

After shows have aired they have the potential of retaining a residual value for generating additional and future income. The Company-owned projects are copyright protected and available for distribution via satellite, cable, and broadcast release. Completed shows and series represent a long-term asset and become inventory for the Registrant's video library.

Library: The Company has retained the proprietary rights associated with most of the programming in its library. Unless the rights are sold and/or granted to licenses. these rights are generally held in perpetuity. The Company intends to add product to its video library by continuing to produce quality programming as well as purchase completed programming to distribute to television, cable and the direct-to-video market. A library that includes proprietary programming can be licensed, re-licensed and distributed over a period of time and provide a long term revenue stream.

Pursue Co-Production Partnerships: The Company intends to pursue and evaluate potential business opportunities with co-financing partners for various projects, with the goal that risks may be shared. The benefits will include financial, complementary production skills and domestic or foreign distribution for Registrant's projects.

Internet and Alternative Distribution: The Company is exploring ways to benefit by the Internet and other alternative distribution for its infomercials, corporate videos and television programs. The Company website www.TheStockShow.com is now up and the company is negotiating to secure strategic partnerships to build and expand the concept. Expansion will include distribution of client corporate videos and information from the weekly scheduled television show The Stock Show? and The Stock Show Financial News Brief.

ITEM 2.      DESCRIPTION OF PROPERTY.

The Registrant maintains its corporate and production offices at 6125 West Edna in Las Vegas, Nevada. The property includes corporate offices, complete production studios with digital and beta cameras and an editing / graphics facility to fulfill all of ASNi production needs inhouse.


ITEM 3       LEGAL PROCEEDINGS

The company is not involved in any legal proceedings and, to the best of our knowledge, no such action by or against the company has been threatened. None of our officers, directors, or beneficial owners of 5% or more of our outstanding securities is a party to proceedings adverse to us nor do any of the foregoing individuals have a material interest adverse to us.


ITEM 4      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the company's stockholders during the fourth quarter of the fiscal year ended February 28, 2002.


					PART II

ITEM 5. 		MARKET FOR REGISTRANT'S COMMON EQUITY AND
			RELATED SHAREHOLDER MATTERS.


(a) MARKET INFORMATION: The Registrant's common stock is quoted in the NASDAQ Bulletin Board Electronic Quotation Service under the symbol ASNI. The Registrant's common stock price at close of business on February 28,2002 was $.17 per share.

PRICE RANGE: The following table is the range of the high and low bids for the Registrant's common stock for each quarter within the last two fiscal years as determined by over-the-counter market quotations. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                      High       Low
	Fiscal Yr Ending
	Feb 28, 2001				_____	      _____
 		First Quarter		  .	.40		.06
		Second Quarter		   	.25		.06
		Third Quarter		   	.23		.02
		Fourth Quarter		   	.15		.06

	Fiscal Yr Ending
	Feb 29, 2002
		First Quarter		   	.19		.06
		Second Quarter		   	 12		.05
		Third Quarter		  	.07		.035
		Fourth Quarter		   	.19		.06

HOLDERS: The Registrant has approximately 130 common stock shareholders. This excludes the number of beneficial owners whose shares are held in brokerage accounts. The company believes that the number of beneficial holders is in excess of this amount.

DIVIDENDS: The Registrant has never paid a cash dividend. It is the present policy of the Registrant to retain any extra profits to finance growth and development of the business. Therefore, Registrant does not anticipate paying cash dividends on its common stock in the foreseeable future.

(b) RECENT SALES OF SECURITIES: The Registrant had the following stock issuances within the last fiscal year as desribed below. All such shares were sold by the officers and directors of the Registrant and no under-writers were utilized.


			  FISCAL YEAR ENDING FEB 28,2002
                  March 1, 2001 to February 28,2002

 DATE   CLASS  # OF SHARES  AMOUNT  Per Share  CONSIDERATION  	  NAME

4/24/01  Common   10,000    $600.   $.06  Services Rendered
	Shadlaus
4/24/01  Common	10,000    $600.	$.06		Services	         Dale
4/24/01  Common   10,000    $600.   $.06		Services
K.Wyatt
4/24/01  Common   10,000    $600.   $.06		Services
S.Wyatt
5/21/01  Common	 5,000    $300.   $.06		Services
Schlosser
5/21/01  Common    1,000    $ 60.   $.06	      Services
Lawrence
5/24/01  Common    5,000    $300.   $.06        Services
Nielson
7/5/01   Common   40,000  $2,400.   $.06        Services
Sandler
9/17/01  Common   10,000    $600.   $.06	      Services
Mendiola
9/17/01  Common    5,000    $300.   $.06	      Services
Castolo
9/17/01  Common    5,000    $300.   $.06        Services
Crowder
9/17/01  Common    8,500    $510.   $.06        Services
Raimondi
11/30/01 Common 1,000,000 $30,000.  $.03   Debt Conversion
K.Wyatt
11/30/01 Common   500,000 $15,000.  $.03   Debt Conversion     K & S
Wyatt

                     EXEMPTIONS FROM REGISTRATION:

With respect to the issuance of all of the common shares listed at Item 5(b), such issuances were made in reliance on the private placement exemp-tions provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), SEC Regulation D, Rule 505 of the Act ("Rule 505") and Nevada Revised Statutes Sections 78.211, 78.215, 73.3784, 78.3785 and
78.3791 ( collectively, the "Nevada Statutes").

In each instance, each of the share purchasers had access to sufficient information regarding the Registrant so as to make an informed investment decision. More specifically, each purchaser signed a written subscription agreement with respect to their financial status and invest-ment sophistication wherein they warranted and represented, among other things, the following:

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

Production Schedule includes:

MASTERS OF THE MARTIAL ARTS

"Masters of the Martial Arts Starring Sho Kosugi" is a series that involves interviews and demonstrations on location at different locales in the Orient with grand masters in different disciplines of the martial arts. The host of the series is Sho Kosugi, seven-times karate world champion, and star of numerous martial arts films such as "Black Eagle" with Jean-Claude Van Damme, "Blind Fury" with Rutgar Hauer, "Pray for Death", "Revenge of the Ninja", and others. This series aired for two years on (ICN) International Channel Network. The show is not currently airing or generating income, but the Company plans include videotaping additional interviews, re-editing and distributing the show nationally. The Company also plans to distribute videotapes and CD's that will include interviews and exhibitions with some of the world renowned Martial Artists.

NINJAEROBICS?

An outgrowth of the interest in martial arts including the physical and personal benefits it offers has been the development of exercise classes which focus which focus on martial arts techniques and self-defense. ASNi, recognizing this opportunity, designed and developed "Ninjaerobics", a series of exercise tapes that combines aerobics and self-defense. Several of these shows were produced, but as of this date the Company has not secured a sponsor or joint venture partnership for this series. The Company believes that Mr. Kosugi's worldwide fame as The Ninja will provide the added impetus for ASNi to market this videotape series through select retail and video outlets, television infomercials and the Internet.

THE STOCK SHOW?

THE STOCK SHOW? is an interview and news format show that introduces public companies to the general public. The need for small companies to create visibility offers significant business potential for this series. Publicity is essential for these companies as they compete for investment dollars with the more established or blue chip companies. Public or non-public company guests who appear on THE STOCK SHOW? benefit by the visibility that television provides while promoting their company product or services. The nature of questions addressed during interviews includes those that are targeted at the company's latest product or services offered, its key management, company innovations and company goals. The show does not promote any particular company or stock, does not offer investment advice and specifically avoids discussing the guest company stock market performance and/or its offerings.

Business news presented includes press releases provided to the general public, current events that are timely and relevant as reported in business magazines such as Wall Street Journal, Forbes, and others.

INTERVENTION SHATTERS ALCOHOL AND DRUG ADDICTION

Recognizing the importance and benefit of reaching families in crisis due to alcohol and drug addiction, ASNi created, developed, and is completing its production and videotape project focusing on Intervention, a proven path to treatment and recovery for the disease of alcohol and drug addiction. The educational videtapes, entitled, INTERVENTION SHATTERS ALCOHOL AND DRUG ADDICTION, were scheduled for completion, distribution,
and airing during this past fiscal year.   The project was postponed and
plans include completion during this fiscal year. When completed, the tapes will be offered for sale via 1 and 2-minute infomercials and commercials aired on television with an (800) number provided for call-ins. Other outlets for distribution will include magazines and the Internet.

It is anticipated that revenues will come from the sale of videotapes to viewers, institutions, and agencies concerned with drug and alcohol abuse. The company intends to make in-home drug tests available with the videotapes at a discount from the retail market price. These in-home drug tests are becoming more popular with parents of teenagers, and they are fast, accurate and easy to use. It provides the opportunity to test simultaneously for single or multiple drug use of marijuana, methamphetamines, cocaine, heroin and others at cut-off levels consistent with the National Institute of Drug Abuse.

ASNi intends to purchase product from a manufacturer/wholesaler and supplier of rapid diagnostic tests products used by professional clinicians as well as sold over-the-counter to the consumer market. ASNi will place individual purchase orders with the supplier at the time it begins marketing the drug educational videotapes. To highlight the home drug test kit potential, it is noted that the sale of in-home drug test kits has become one of the faster growing segments of the pharmacological industry.

INTERVENTION SHATTERS ALCOHOL AND DRUG ADDICTION has been developed and videotaped but postponed due to production problems and setbacks. The production problems are being corrected so that post-production can complete the videotapes for release to the public. It is anticipated that the completion, airing and distribution of these videotapes will take place during this fiscal year. Registrant will allocate 2.5% of the net earnings from the 'Intervention' project to either 'Angel Heart Foundation' or another drug education program to be selected.

REVENUES FROM OPERATIONS CAN BE DERIVED FROM:

Primary Income: Show revenues are generated from (1) sale of advertising and promotions to be shown during the show; (2) companies sponsoring the show because of its content.

Secondary Income is generated by: (1) third party consulting services pertaining to project development; script, layout, production, editing and distribution of the product (2) third party video post production services and (3) videotape sales. Additional revenues may be derived from the sale of related products advertised during the course of a show that complement and add value to original products or videotape being sold on television.

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for outside third party production as work is completed.

RESULTS OF OPERATION.

During fiscal year-ending February 28, 2002, the loss of $420,094.is compared to February 28,2001 fiscal year-end loss of ($441,228). During this period ASNi completed its studio and production facility.

ASNi's primary focus for 2002 included the following: (a) completing of its production and post-production facility (b) doing everything necessary to produce and air The Stock Show which included recruiting of staff, doing the necessary post-production required for the show, recruiting guests to feature on the show, beginning videotaping specific guests, purchasing media to air the show and recruiting advertisers. Poised to hit the airwaves in October, September 11,2001 happened and potential guests and clients either cancelled or postponed and were reluctant to follow through with commitments. Production stopped, and due to our inability to commit to a limited extension with the television stations, the air-time was forfeited.

The Company's shows and developed projects are the principal assets of the Registrant. The Registrant had produced and aired "Masters of the Martial Arts" a weekly series that aired for two years on ICN ( International Channel Network). The Ninjaerobics show pilot and The Stock Show have also been developed, produced and aired regionally. These shows are currently not airing or generating income.

Registrant has sustained operations with limited revenues during a period that's been devoted primarily to design, development,and packaging of its shows. The Registrant has created necessary brochures, marketing tools, and developed advertising campaigns for its upcoming infomercial "Intervention" and "The Stock Show". Management has developed relationships with various media buyers and public relations firms to distribute its shows and has secured vendors to supply various products to be used as added value in the marketing of its infomercials, television shows and videotapes.

There was no Federal Tax expense for the year ended February 28, 2001. The Registrant has a tax loss benefit to carry-forward of $2,154,810. which is available to offset future tax liabilities.




LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at February 28,2002 was $_0, a decrease of $78,738 from Febraury 28,2001. The decrease was attributed to operating expenses of $420,094, interest payment of $17,989, increase in equipment and other assets of $48,258 and an increase in debt of $206,742.

Working capital at February 28,2002 was a negative ($329,290) . However, the current liabilities included $_211,958 due the principal stockholder. Although this is currently due, no demand has been made upon the company for payment. Registrant converted $15,000 of debt into 500,000 common shares of stock at an average of $.03 during the fiscal year-ending February 28,2002. It is the intent of the Company to continue its effort to convert debt into equity when possible.

SUBSEQUENT EVENTS

The Company has prepared a Private Placement to sell 2,000,000 shares of 144 common stock at $.25 per share for a total raise of $500,000. The offering is made in reliance on the Private Placement Exemption provided by Section 4(2) and 4(6) of the Securities Act and Regulation "D" Rule 505 Promulgated thereunder. As of this filing, no funds have been raised.

The Stock Show? website ( www.thestockshow.com ) has been created and is now active. A joint venture to do cross-promotion and advertising for The Stock Show? and The Stock Show Financial News Brief with CyPost and its subsidiary and ISP Service NetRoverUSA is in place.

The Company retained Steve Cole, from The Wall Street Organization to serve as public relations and marketing consultant. It was structured whereas payment is made with 144 restricted stock and S-8 shares for his services.

RISK FACTORS

The Company's business is subject to numerous risk factors, not all of which can be known or anticipated and any one of which could adversely impact the Company or its financial condition. Some of those risk factors are a follows:

Failure to License: Renew Licenses or Production Agreements. There can be no assurance that any existing programs or programs in production by the Company will be licensed, relicensed for additional broadcast seasons or renewed for production or, if so relicensed or renewed, that the terms of the license agreements, production or broadcast agreements will be as favorable to the Company as the previous, existing or projected agreements.

Nature of the Entertainment Industry: The television, merchandising and direct -to-video industries are highly speculative and historically have involved a substantial degree of risk. The success of a television show, series or video production depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Company's production and other costs. Audience acceptance of the Comany's products represents a response not only to the artistic components of the products, but also to promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and public taste generally, and include other intangible factors, all of which change rapidly and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the Company's projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

Competition: The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. We compete with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources than we do. Although the number of outlets available to producers has increased with the emergence of new broadcasters, the number of time slots available to independent producers remains limited. Moreover, because license fees in the United States have dropped substantially recently, companies that do
not rely on U. S. broadcast license fees to finance the   production of
programming have achieved a competitive advantage. These companies now serve as an additional source of competition for the limited slots available to independent companies. As a result of these factors, the Company cannot make assurances that we will be able to remain competitive. Niche market programs such as Martial Arts that are currently popular may not sustain their popularity and new programs may not become popular.Each program (or show) is an individual artistic work, and consumer reaction will determine its commercial success. We cannot assure stockholders that we will be able to continue to create entertaining episodes for our existing programs or that we will be able to create new programs that are appealing for broadcasting.

Dependence upon Key Personnel: Registrant's success depends to a significant extent upon the expertise and services of Kent Wyatt, the President and Chief Executive Officer. Although the Registrant has agreements with other key management personnel. the loss of services of Mr. Wyatt and/or other key management personnel could have an adverse effect on the Company business, results of operations and financial con-dition. Registrant has not carried "key man" life insurance on Company executives but the Board of Directors has suggested that when funds are available management secure policies on key company executives.

ITEM 7 Financial Statements


                       ATLANTIC SYNDICATION NETWORK, INC.

                                TABLE OF CONTENTS

                                 February 28,2002







                  FINANCIAL STATEMENTS









INDEPENDENT AUDITOR'S REPORT 							F-1


FINANCIAL STATEMENTS :

			Balance Sheet 						F-2

			Statements of Operations				F-3

			Statements of Stockholders Equity			F-4

			Statements of Cash Flow					F-5




NOTES TO FINANCIAL STATEMENTS							F-6



INDEPENDENT  AUDITORS' REPORT


PART I - FINANCIAL INFORMATION


Iten 1. Financial Statements


					 ATLANTIC SYNDICATION NETWORK, INC.


					Condensed Consolidated Balance Sheets


					As Of Years Ending

								 February 28,        February 28,
2002 2001

Current assets

     Cash			                          $-                  $78,738


     Note receivable from minority stockholder    55,000              55,000

     Prepaid expenses and deposits                12550               48,232
                                                ---------            --------
 Total current assets				         67,550            181,970

Property and equipment, net                       80,614              51,936
        Property and equipment, net               80,614              51,936

Other assets


         Project development costs            452,855             400,219


         Amortization project development costs  (315,142)       (240,468)

       Prepaid rent and deposits                11,350             11,350
                    Net other assets           149,063            171,101



					Total assets           $297,228         $405,007
                                               =============      ============




					LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities


            Accounts payable               $65,455           $11,951

		Notes payable (current portion) 49,427             5,435

		Refundable deposits              10,000           10,000

		Due to stockholders	       211,958            48,234

Total current liabilities		       336,840            75,620




Long-term liabilities


		Long-term debt (net of current portion)
		                                 16,050          17,124


				Long-term liabilities
                                          16,050              17,124


				Total liabilities	  352,890           92,744


Stockholders' equity


		 Preferred stock, $.01 par value:  Authorized shares -
		500,000;  Issued and outstanding - none.
		Common stock, $.001 par value: Authorized shares-50,000,000; Issued and outstanding shares - 17,448,444 at February 28,2002 and 15,828,944 at February 28,2001, respectively
		                           17448	       15,829


		Additional paid-in capital 1,326,183           1,275,632

		Accumulated (deficit)	   (979,198)            (979,198)

		Net income (loss)          (420,094)               -

		Net stockholders' equity   (55,661)          312,263


Total liabilities and stockholders' equity
			                    $297,228           $405,007
                                    ===========        =============

see accompanying notes

				 ATLANTIC SYNDICATION NETWORK, INC.


				Condensed Consolidated Statement of Operations


				For the Years Ended




						  February 28,             Februar 28 ,
                                         2002		              2001



Net revenue				           $7,503  			$-




Costs and expenses:


		Amortization expense         74,674                 71,745


		Depreciation expense         19,580                 8,573


		General and administrative expenses
                                        333,343                372,744


		(Less) Capitalization as project development costs

                                        (17,481)               (15,240)



-------------            -------------

		Total operating expenses       410,11               437,822




			Operating (loss)	     (402,614)             (437,822)




Interest income                            508                  12,226


Interest expense                         (17,989)              (15,632)


Other (expense) income                       -                     -




(Loss) before income taxes               (420,094)              (441,228)



Income tax provision (benefit)




Net (loss)	                           $(420,094)              $(441,228)


Net (loss) per share of common stock      $(0.024)             $(0.029)




Weighted average shares outstanding during the period
 					           17,448,444
15,303,582
                                   =================
=============


							ATLANTIC SYNDICATION NETWORK,
INC. 								  Statement of
Stockholders' Equity








					                          Additional
				                   Preferred Stock	Common Stock
Paid-In-   Accumulated Total 				        Shares Amount
Shares  Amount Capital   Deficit 	 Equity
                      ---------- -------  ------  -------  -------  -----
---  -----------




 Balance as of February 28,1997 					 -
$-   		  6,730,100  		  $6,730  		  $948,020
	  $(867,862) 		  $86,888

	Net (loss) for the year ended


		 February 28,1998
						  (187,871) 		  (187,871)


	Sale of unregistered stock
	  1,037,000  		  1,037  		  98,963
	  100,000

	Debt converted to stock
40,000  		 40 		  19,960  				  20,000


	Stock for services rendered
	  5,000,000  		  5,000
5,000

 Balance as of February 28,1998 					 -
$-   		  12,807,100  		  $12,807  		  $1,066,943
	  $(1,055,733) 		  $24,017




	Net (loss) for the year ended


		 February 28,1999
						 (791)		 (791)

	Sale of unregistered stock
	  402,800  		 403 		  100,297
100,700

	Debt converted to stock
27,600  		 28 		  5,372  				  5,400


	Stock for services rendered
	  429,600  		 429 		  25,347
25,776

 Balance as of February 28,1999 					 -
$-   		  13,667,100  		  $13,667  		  $442,603
	  $(301,168) 		  $155,102




	Net (loss) for the year ended


		 February 29, 2000
						  (236,802) 		  (236,802)


	Stock warrants issued for


		services rendered
			 325 				 325

	Sale of unregistered stock
	  93,000  		 93 		  40,407
40,500

	Debt converted to stock
69,344  		 69 		  34,602  				  34,671


	Stock for services rendered
	  145,000  		 145 		  8,555  				  8,700


 Balance as of February 29, 2000 					 -
$-   		  13,974,444  		  $13,974  		  $526,492
	  $(537,970) 		  $2,496




	Net (loss) for the year ended


		 February 28, 2001
						  (441,228) 		  (441,228)


	Sale of unregistered stock
	  1,636,000  		  1,636  		  734,489
	  736,125

	Debt converted to stock
4,000  		 4 		  1,996  				  2,000


	Stock for services rendered
	  214,500  		 215 		  12,655
12,870

 Balance as of February 28, 2001
		  15,828,944  		  $15,829  		  $1,275,632
	  $(979,198) 		  $312,263




	Net (loss) for the year ended


		 February 28, 2002
						  (420,094) 		  (420,094)


	Debt converted to stock
500,000  		 500 		  14,500  				  15,000


	Stock for services rendered
	  1,119,500  		  1,119  		  36,051
	  37,170

 Balance as of February 28, 2002
		  17,448,444  		  $17,448  		  $1,326,183
	  $(1,399,292) 		  $(55,661)

			 ATLANTIC SYNDICATION NETWORK, INC.


				Condensed Consolidated Statement of Cash Flows


				For the Years Ended




						  February 28,  	    February 28,
  							2002               2001


Net cash flow from operating activities:




	Net income (loss)	               $(420,094)          $(441,228)


	Adjustments to reconcile net income to cash provided by


		(used in) operating activities:


		Depreciation and amortization	      94,254
80,318

		Other changes in operating assets and liabilities


			Assets held for sale


			Increase (Decrease) in Prepaid expenses
                                                35,682
(48,232)

			Increase (Decrease) in Accounts payable
                                                55,495
(18,897)

			Deposit for project development


			Stock issued for services in lieu of cash
                                                 37,170
12,870

		Total adjustments	                  222,601
26,059



Net cash provided by operating activities	      (197,493)
(415,169)



Cash flows from investing activities:




		Investments


		(Increase) Decrease in Property and equipment

                                                (48,258)
(43,433)

		(Increase) Decrease in Other Assets  (52,577)
(26,590)



Net cash (used) by investing activities        (100,834)
(70,023)



Cash flows from financing activities:




		Increase (Decrease)Notes payable    40,865
(13,941)

		Increase (Decrease)Funds Loaned to Minority Shareholders

                                                    -
(55,000)

		Increase (Decrease) Funds Advanced by Shareholders

                                                 163,724
(105,329)

		Refundable deposits


		Funds raised from stock issued	15,000
736,125

		Funds raised from stock Warrants Issued




Net cash (used) by financing activities		219,589
561,855



Increase (decrease) in cash and cash equivalent  (78,738)
76,663



Cash at beginning of year	                    78,738
2,075



Cash at end of year                                  $-
$78,738



Supplemental cash flow information




		Interest paid				  $17,989
	  $15,632



	Non-cash items




		Total stock issued in lieu of cash


	Non-cash items




		Debt Converted To Stock				  $15,000
		  $2,000

		Stock issued in lieu of cash			37,170
		  12,870



NOTE 1 - Business Activity

The Company incorporated September 25,1978 under the laws of the state of Nevada, under the name of Casino Consultants, Inc. On September 15, 1992, the Company was renamed to A.S. Network, Inc. and then immediately renamed to Ad Show Network, Inc. It was later renamed again to Atlantic Syndication Network, Inc., on May 25, 1995.

The Company concentrates on the development, production, and distribution of niche-market television programs, commercials infomercials and ancillary products designed for domestic and international markets.

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $0.001 and 500,000 shares of preferred stock, par value $0.01.

The Company has been developing infomercials, business and informational shows to air on television. It has focused on developing nich marketing television shows. For the past five years the company has concentrated on completion of its fully reporting status with the SEC and development specialty shows. For example, one show highlights businesses, their product or service, and their key leadership on its ?Stock Show.? Another deals with illegal drug use and is geared towards assisting the drug user as well as those significantly involved, such as family and schools, in how to deal with and overcome the misuse of drugs.

The Company has continued to sustain operating losses. However, the Company now has its own full production studio in place and the necessary production equipment to produce and develop its own shows. Management intended to be fully operational and reporting profits during this fiscal year; CEOs and companies were being contracted, production was being scheduled and air time had been committed. Then September 11 occurred and the CEOs and companies re-evaluated their priorities and ASNI stopped production, lost its air time and had to re-evaluate its strategies. Through all of the turmoil, ASNI has repositioned its self to be more atoned to the needs of small business. Management intends to secure additional funding through joint ventures and/or private placement.

Note 2 - Summary of Significant Accounting Policies

       Basis of Presentation

Atlantic Syndication Network, Inc. (ASNI), prepares its books and records on the accrual basis for financial reporting and the cash basis for income taxes. The accompanying financial statements represent the transactions for the fiscal years ending, February 28, 2002 and February 28, 2001.





       Property and Equipment and Intangible Assets

Property and equipment are valued at cost. Depreciation is provided by use of the straight-line method over the useful lives of the assets. Useful lives of the respective assets are five years. Initial organization costs and franchise development costs are fully amortized. Fully depreciated assets are written off the year they are fully depreciated or amortized.

Upon the sale or retirement of property and equipment the related cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is recorded. Repairs and maintenance expenditures that do not extend the useful lives are included in expense during the period they are incurred.

       Project Development Costs

The Company has not adopted SFAS No.142 as to intangible assets acquired and capitalized as it is not effective until after year ending February 28, 2002. However, the Company continues to evaluate project development costs for impairment of long lived assets.

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

The Company evaluates the status of project development costs. If the Company determines the net book value of product development costs as capitalized as ?other assets? on the balance sheet is worth less than what is reported on the financial statements it will write the asset down.

       Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.



       Impairment of Long-Lived Assets

It is the company?s policy to periodically evaluate the economic recoverability of all of its long-lived assets. In accordance with that policy, when the Company determines that as asset has been impaired, it recognizes the loss on the basis of the discounted future cash flows expected from the asset.

       Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

Cash and cash equivalents, receivables, notes payable, accounts payable, refundable deposits, due to stockholder:

The carrying amounts approximate fair value because of the short maturity of these instruments.

              Long-term Liabilities:

The carrying amounts of the Companys borrowing under its short and long-term, convertible notes and revolving credit card agreements approximate fair value because the interest rates are either fixed or vary based on floating rates identified by reference to market rates, The carrying amounts and fair values of long-term debt are approximated to be one and the same at February 28, 2002 and February 28, 2001 respectively.

       Concentrations

The Company at present does not have a concentration or related risk associated with a concentration.

       Revenue Recognition

Revenue is recognized from sales other than long-term contracts when a product is shipped, a show is aired on the media, and services including consulting are performed. Revenue on long-term contracts is accounted for principally by the percentage of completion, or at the completion of contractual billing milestones when possible. At February 28, 2002 and February 28, 2001 there are no long-term contracts requiring revenue recognition.

       Advertising



The Company expenses advertising as it occurs. The Company incurred virtually no advertising expense for fiscal years ended
February 28, 2002 and 2001.

       Income Taxes

       The Company has adopted the provisions of statements of Financial Accounting Standards
     	No. 109, ?Accounting for Income Taxes.? which incorporates the use of the asset and liability approach of accounting for income taxes.
The assets and liability approach requires the recognition of deferred tax assets and liability for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.

       Statement of Cash Flow

For purpose of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

       Net Income (Loss) Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding.

NOTE 3 - Property and Equipment

       Property and equipment consisted of the following at,

                                February 28       February 28,
2002 2001
------          ----------
Equipment		                 $  48,661	   $ 51,000
Software			              39,553          1,171
Leasehold Improvements	              42,380	     30,164

Total Property and Equipment         $130,594        $82,336
(Less) Accumulated Depreciation      (19,980)        (30,400)
Total Property and Equipment, Net	 $80,614        $ 51,936

NOTE 4 - Term Debt

       Term Debt consisted of the following at,






                                          February 28,		February 28,
                                             2002                     2001
       Note Payable
       Payable to a financial institutions, secured
       by selected equipment, monthly payment
$362 for 18 months, interest at 21.3%      $ 2,014		  $  5,462

       Notes Payable
       Over the years, the Company has issued
       unsecured demand notes payable to trade
       accounts payable creditors. The aggregate
unpaid balance is:			           0		    2,007


       Credit Card
       Pledged by personal guarantee of major
stockholder. Interest rate at 18%.	         4,060	            0

       Bridge loan secured by a one year note,
       due and payable on July 5, 2002, interest
at 10%		                           43,333	           0

       Convertible Notes Payable
       Under a private placement issue, Stock
       is sold along with convertible notes.
       Since these unsecured notes can be
       converted to stock, they are reported as
long-term debt.			             16,050		   15,090

Total Notes Payable			      $65,477		 $ 22,559

(Less) Current Portion		          ( 49,427)            ( 5,435)

Total Long-term Debt		          $ 16,050            $ 17,124

       Scheduled future maturities of notes payable at February 28, 2002 are as follows:

              Year Ending
              Last Day of February,

2003		     $ 49,427
2004			-
2005			-


2006			-
2007 & After      16,050

    Total        $ 65,477

NOTE 5 - Related Party Transactions	February 28,
	                                         2002    		      2001
       Monies have been advanced to the
       Company by the Company?s pin-
       ciple shareholder.  The amount
remaining due is: 			        $ 211,958		          $ 48,234

As of February 28, 2001, Registrants debt and note due to the principal stockholder, Kent Wyatt, was $48,234 and at year-end February 28, 2002 the debt had increased to $211,958 a difference of $163,724 which includes $91,324 in accrued salaries for 2002, $48,350 in accrued rents for 2002, personal loans to the company of $11,751 for the fiscal year and accrued interest of $12,390.

During the years ended February 28, 2002 and 2001, the Company issued 40,000 and 40,000 shares of stock to the Board of Directors for services for a value of $2,400 and$2,400 respectfully. During the year ended February 28, 2002, the principal shareholder received 1,000,000 shares of stock in lieu of compensation valued at $30,000 and an additional 500,000 shares in reduction of debt valued at $15,000.

NOTE 6  - Common Stock

Two convertible notes totaling $9,600 plus interest of $6,450 for a total of $16,050 remain from a private placement previously issued. These notes bear interest at 10% and/or can be common stock.

As of February 28, 2002 there are 17,448,444 shares issued and outstanding. Of this amount, 955,300 shares are free trading whereas 16,493,144 shares have been or still are restricted subject to Rule 144 of the 1933 Securities and Exchange Act.
An existing stock warrant plan, expiring February 28, 2009, provides for members of the Board of Directors to receive a total of 325,000 stock warrants. This gives them the right to buy 325,000 shares of stock at $0.25 per share. No warrants have been exercised.

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

NOTE 8 - Lease Commitments

In July 1997, the Company entered into two equipment leases for computer equipment used for digital editing in the production of television shows. The Company pays a total of $1,540 monthly for 5 years (to July 2002). At the end of the lease period the Company can buy the equipment for approximately $3,000. The lease expense for each year ending the last day of February 2002 and 2001 is $18,480. Remaining lease commitment is $7,700 for the fiscal year ending February 28, 2003.

The Company has entered into a 5 year lease with a 3 year renewal starting March 1, 2001. The monthly commitment is $6,850 for offices including a separate building for production and editing studios. The Company receives a $500 per month offset for the first 5 years to help pay for leasehold improvements the Company incurred.

NOTE 9 - Going Concern

The Company has suffered significant losses the past two years. Unless significant additional cash flows come into the company, or a major reduction in operating losses occur, the Company could be in jeopardy of continuing operations. The Company seeks to receive needed funds to continue on going operations from the sale of Company stock through a Private Placement and/or advances from the primary shareholder.

NOTE 10 - Income Taxes
February 28,
	Februar
y 28,
      2002
2001
       (Loss) before income taxes consisted of:
Total

	$
420,094
	$
441,228

       The provision for income taxes consisted of:

       Current income taxes
Federal

	$
	-

	$
	-
State (Nevada)

	-


	-

Total



	$
	-

	$
	-



The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income (loss) before income taxes. Income taxes are reported on a cash basis. In addition, no tax deduction is claimed for monies accrued and due the principal shareholders and officers until such amounts are paid in cash or cash equivalents. The items causing timing differences are:

February 28,
	Februar
y 28,
      2002
2001

       Tax expense (benefit) at
U.S. statutory rate			$
323,000
	$
259,000
       State income taxes, net of
Federal benefit (Nevada)
	-


	-
Valuation allowance

(281,000)

(250,000)
Accounts payable
	    (
10,000)
	    (
1,800)
Due to stockholders
(   32,000)
	    (
7,100)

Total



	$
	-

	$
	-

The tax effects of temporary differences that give rise to
significant portions of the deferred tax assets and deferred tax liabilities at:
February 28,
	Februar
y 28,
      2002
2001

       Deferred tax assets:
Net operating loss carryforward	$ 2,154,810
	$
1,734,716

Total gross deferred tax assets
2,154,810

1,734,716

(Less) valuation allowance
(2,154,810)

(1,734,716)

Net deferred tax assets
0

0

       Deferred tax liabilities:
Accounts payable

Payable to stockholder

Total gross deferred tax liabilities








Net deferred tax
	$
-
	$     -

There were no payments made for income taxes in fiscal years ending the last day of February, 2002 and 2001 respectively.



As of February 28, 2002, the Company has available for income tax purposes approximately $2,155,000 in federal net operating loss carry forwards which may be used to offset future taxable income. These loss carry forwards begin to expire in fiscal year 2008. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company?s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could reduce, eliminate, or defer the utilization of these losses.

SELLERS & ASSOCIATES, P.C.
5230 SOUTH 500 WEST
OGDEN, UT 84405

Phone  801-476-0270 Fax  801-475-6811






Independent Auditors' Report




Board of Directors
ATLANTIC SYNDICATION NETWORK, INC.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Atlantic Syndication Network, Inc., a Nevada corporation, as of February 28, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Syndication Network, Inc. as of February 28, 2002 and 2001 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements and notes to the financial statements, the Company has suffered significant losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sellers & Associates, P.C.

June 11, 2002
Ogden, Utah


ITEM 8 Changes in and disagreements with accountants on Accounting and Financial Disclosure:


The Registrant's independent accountant has not resigned, declined to stand for re-election nor was he dismissed. The principal accountant's report on the financial statements for the past two years contains no ad-verse opinion or disclaimer of opinion. nor were they modified as to un-certainty, audit scope, or accounting principles. There have been no dis-agreements with any former accountants on any matter of accounting prin-ciples or practices, financial statement disclosure, or auditing scope or procedure.













				   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
	    COMPLIANCE With Section 16 (a) of the Exchange Act
NAME              AGE        POSITION/OFFICE          TERM         SERVED
SINCE

Kent G. Wyatt Sr.  62   Director, President, CEO      1 yr.         9/92
Sarah E. Wyatt     62   Director, Corporate Secretary 1 yr.         9/92
James Shadlaus     52   Director, Treasurer           1 yr.         5/95
Ken Crocker		 31	Vice President, Marketing	1 Yr.		  11/99
Ramon Bonin        63   Profit Participation Partner  n/a           n/a



KENT G. WYATT, SR. - Mr. Wyatt CEO and President of Atlantic Syndication Network, Inc., has over 25 years of experience in business management and television production. He acts as Executive Producer and Producer of the various projects undertaken by the Company, sharing creative control and final approval of production at various stages with each participating Producer and Director.

Mr. Wyatt attended the University of Colorado where he majored in business administration. He has been a California real estate broker and investor for over 25 years. During this period, he acted as a business consultant to hundreds of small businesses and authored numerous books dealing with sales and marketing including books on how to start and manage your own business.

He spearheaded ASNi's entry into advertising and multimedia communication with Point-of-Sale advertising Kiosks which were placed in the United States Post Offices and other high profile locations. He was the Executive Producer and Producer of shows such as "This is San Fransisco", which featured many entertainment and celebrities such as Rod Stewart, Trini Lopez, Alice Cooper, Beach Boys, Pointer Sisters, Dr. John and outstanding professional guests such as Melvin Belli. Mr. Wyatt has produced weekly series and television specials, and sold, written and produced commercials for advertising clients such as: The U.S. Postal Service, New York Life Insurance, Thrifty Car Rental, Prudential Life Insurance, Godfather's Pizza Chain and others.

JAMES SHADLAUS - Mr. Shadlaus brings twenty-four years of combined exper-ience in finance, accounting, mortgage banking, and corporate management to the Registrant. He was a founder and majority owner of Lenders Corporation, a full service financial services firm with approximately 200 employees, which completed financing of over Two Billion Dollars. He also served as Chief Financial Officer and Executive Vice President of Lenders Corpor-ation. Mr.Shadlaus graduated Magna Cum Laude from California State University in Northridge with a Masters of Science in Accounting, and currently acts as a partner and consultant to various corporations including Registrant in the area of financing, mergers, and stock and bond financing.

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

Kenneth W. Crocker, Jr.- Mr. Crocker is a graduate of Lehigh University. His business career began in 1993 with American Family Portraits and in 1994 he was promoted to become the National Sales Manager. Since that time, he worked as an independent contractor with various sales and marketing firms including Gateway Consulting. He is an energetic and talented member of the Atlantic Team. His responsibility includes overseeing marketing, public and investor relations. Once The Stock Show is in production, Mr. Crocker will open a satellite office on the east coast and function as Segment Producer for the show.

RAMON BONIN - Mr. Bonin, president of Dynamic Builders, is nationally regarded for his expertise and skill in real estate development and is widely acclaimed as one of the largest industrial real estate builders and developers in Los Angeles, California. Mr. Bonin is a stockholder, corporate client and contributes as a consultant, investor and profit sharing partner in specific corporate projects.

ITEM   10    EXECUTIVE   COMPENSATION



    SUMMARY    COMPENSATION TABLE    LONG  TERM

              Annual Compensation            Awards  Payouts

Name-Principal  Yr  Compensation Bonus     Other 	 Restricted   Options
LTIP
POSITION                                  Payable  Stock Award
SARs(Layouts($)

KENT G.WYATT   2002    $90,000*   N/A        N/A       N/A      N/A     N/A
CEO/Pres.
		   2001    $120,000   N/A        N/A       N/A      N/A     N/A

SARAH E WYATT  2002    $60,000*   N/A        N/A       N/A      N/A     N/A
 Corp.Sec.
       	   2001    $60,000    N/A        N/A       N/A      N/A     N/A

* Although Mr. Wyatt's annual Board approved compensation is $120,000, Mr. Wyatt reduced his compensation to $90,000 of which approximately 1/3 of the compensation has been accrued for the fiscal year 2002 only.

** All of Ms. Wyatt's compensation was accrued for 2002.

Employment Contracts:  There are no employment contracts in place.

As of February 28,2001, Registrant's debt and note due the principal stockholder Kent Wyatt, was $48,234 and at year-end Feb 28,2002 the debt had increased to $211,958 a difference of $163,724. This includes $91,324 in accrued officer salaries for Kent and Sarah Wyatt, $48,350 in accrued rents, personal loans to the company of $11,751 and accrued interest of $12,390 for the fiscal year-ending February 28,2002.

There are no SAR's.

Long Term Incentive Plan ("LTIP") Awards - There are no long-term incentive plans in place. The Board has authorized management of the Registrant to investigate various insurance programs and to use its discretion to secure a program; which, if purchased, would also provide for management succession and continuation of Registrant operations.

Compensation of Directors:   There is no cash compensation for directors
other than expenses directly associated with Director Meetings. Two Directors were granted a total of 325,000 warrants at $.25 on May 4, 1999. The warrants were granted for director services and commitments to advise the Registrant. No warrants have been exercised to date.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.


	The following table sets forth information as to the shares of common stock owned as of February 28,2002.

	1. Each person who beneficially owns, so far as the Registrant has been able to ascertain, more than 5% of the 17,448,444 outstanding shares of the Registrant.

	2.  Each director.

	3.  Each of the officers named in the summary compensation table.

	4. All of the directors and officers as a group unless otherwise indicated in the footnotes below are subject to community property laws where applicable, the persons as to whom information is given has sole investment power over the shares of common stock.














TITLE OF    PRINCIPAL AND/OR       	   AMOUNT AND NATURE OF        PERCENT
OF CLASS    BENEFICIAL OWNER           BENEFICIAL OWNER            OF CLASS

Common      Kent G. Wyatt             7,440,000 (1)                42.6.%
Common      Sarah E. Wyatt            1,525,000 (1A)                8.7.%
Common 	K & S Wyatt (J/T)		    950,000 (1)			  5.4 %
Common      James Shadlaus              232,000 (2)                 1.3 %
Common      Kenneth Crocker Jr.         100,000 (6) 			   .6 %
Common      Ed Omernik                1,580,000 (3)                 9.0 %
Common      Bill Madon                1,050,000 (4)                 6.0 %
Common      Ramon Bonin                 590,000 (5)                 3.4 %



Footnotes to Item 4 (percentages based on 17,448,444 shares outstanding):

(1) Kent Wyatt is President / CEO and beneficial owner of the common shares listed including shares held in joint-tenancy (J/T) with Sarah Wyatt, and as trustee, 400,000 shares held in-trust for Kent Wyatt Jr. and Lisa Wyatt.

(1A) Sarah Wyatt is Secretary, Director and beneficial owner of 1,525,000 shares listed plus shares held in joint-tenancy (J/T) with President / CEO and husband Kent Wyatt.

(2) Jim Stadlaus Treasurer, Director and beneficial owner of 232,000 shares at fiscal year-end. He also has warrants which entitle him to purchase up to 100,000 additional shares of stock in the Registrant. Warrants were purchased at $.001 per share valuation and must be exercised in whole or part at $.25 per share by February 28, 2009.

(3) Ed Omernik beneficial owner of 1,580,000 shares at fiscal year end. He has no relationship with the Registrant other than as a stockholder.

(4) Bill Madon beneficial owner of 1,050,000 shares at fiscal year end. He has no relationship with the Registrant other than as a shareholder.

(5) Ramon Bonin beneficial owner of 590,000 shares at fiscal year end.
He is a stockholder, investor and profit participation partner in specific projects.

(6) Kenneth Crocker Jr. is Vice President of Marketing and beneficial owner of 100,000 common shares of stock.

(7) Percentages are based on 17,448,444 shares outstanding.

ITEM 12.   CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS

There have been no material transactions in the past two years or proposed transactions to which the Company has been or proposes to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved. However, ASNi has negotiated a standard commercial property lease for its offices, studio and production facility form Kent Wyatt Sr., President and CEO of ASNi.


ITEM 13.   EXHIBIT LIST

See most recent FORM 10SB/A filing for Articles of Incorporation and By-Laws Certificate Amending Articles of Ad Show Network, Inc. to Atlantic Syndication Network, Inc. Articles of Incorporation ( Casino Consultants, Inc.) By-Laws of Registrant, all Material Contracts and Exhibits.


Form 8-K Reports Filed. No Filings

		   		    SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


						Atlantic Syndication Network, Inc.


	Dated June 13,2002			By:	/s/ KENT G. WYATT, SR.

							_____________________
							Kent G. Wyatt, Sr.
President and Chief
Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature			Title					Date

	__________________
	Kent G. Wyatt, Sr.	Chief Executive Officer		June 13,2002

					Director
	__________________
	Glenn Schlosser		Treasurer				June 13,2002