Form 10QSB
period 2002-05-31
ATLANTIC SYNDICATION NETWORK INC
filed 2002-07-15
CIK 1085129

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

------------------------------------------------------------------------
-

 				   FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


		  For the quarterly period ended ______ May 31,2002
_________

					 OR


______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
	 EXCHANGE ACT OF 1934

For the transition from ______________ to ________________


			Commission File Number ___ 0-26383 ___



                 ATLANTIC SYNDICATION NETWORK, INC.
------------------------------------------------------------------------
---
          (Exact name of Small Business Issuers in Its Charter)

             NEVADA                                       88-0325940
  ---------------------------------                    ----------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification
Number)


 6125 West Edna Ave,  Las Vegas, Nevada                        89146
------------------------------------------------------------------------
--
(Address of principal executive offices)                   (Zip code)


                              (702) 388-8800
------------------------------------------------------------------------
--
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

Common Stock, $.001 par value 17,923,944 as of May 31,2002.

  	           ATLANTIC SYNDICATION NETWORK, INC.

					INDEX



PART 1.  FINANCIAL INFORMATION



	Item 1. Financial Statements	                                  1


Unaudited Interim condensed Balance Sheet     	                      2
as of May 31, 2002

Unaudited Interim condensed Statements of Operations                  3
for the three months ended May 31,2002 and 2001

Unaudited Interim condensed Statements of Cash Flows                  4
for the three months ended May 31,2002 and 2001

Notes to Unaudited Condensed Financial Statements        		    5



	Item 2.  Management's Discussion and Analysis of
	         Financial Condition and Results of Operations          6

Risk Factors                                                          7

PART II.  OTHER INFORMATION                                           9

	Item -

SIGNATURES

INDEX TO EXHIBITS

ITEM 1.   FINANCIAL STATEMENTS


	As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended May 31,2002 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages 1 through 5 and are incorporated herein by this reference.

                      PART I - FINANCIAL STATEMENT
                   Atlantic Syndication Network, Inc.
                  Condensed Consolidated Balance Sheet
                        For the Three Months Ending
                              (Unaudited)

ASSETS                                                      May 31
	                                                       2002

Current Assets
	Cash                                                 $   -
Due From Minority Stockholder			                  55,000
	Prepaid Media          					      12,550
                                                            ------
         Total current assets					      67,550
                                                            ------
Property and equipment - net                                75,969
                                                            ------
        Property and equipment, net                         75,969
                                                            ------
Other Assets
    Project development costs                              452,856
    Amortization Project development                      (333,810)
    Rent Deposit	                                          11,350
                                                           -------
Net - Other Assets   	         	                       130,396
                                                          --------
Total assets                                             $ 273,914
                                                          --------
      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable                                 $ 63,339
         Notes Payable (Current Portion)                    49,418
         Refundable deposits                                10,000
	   Due to Stockholders                               280,086
                                                           -------
             Total Current Liabilities                     402,903

Total Term liabilities                                      18,084
      Long-term Debt (net of current portion)               18,084
                                                            ------
Total liabilities                                          420,988
                                                           -------
Stockholders equity
  Preferred stock $.01 par value:Authorized
  500,000 shares; Issued and outstanding - none.
  Common stock $.001 par value:Authorized 50,000,000;
  Issued and outstanding 17,923,444 at 5-31-02
  and17,448,444 at February 28,2002, respectively          17,923
  Additional paid-in capital                            1,354,208
  Retained earnings (deficit)                          (1,519,204)
                                                        ----------
    Net stockholders' equity                             (147,073)

Total liabilities and stockholders' equity               $273,914


See accompanying notes.              2



                                                                ATLANTIC
SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Operations
                         For the Three Months Ended
Unaudited


					                  May 31,        May 31,
								    2002		 2001



Net revenue							$    -	     $    -


Costs and expenses:

  Amortization expense                             18,668
20,075
  Depreciation expense                              4,895
3,500
  General and administrative expenses              96,190
99,751
  (less)Capitalization-project development cost      -                -
                                                  --------        ------
--
   Total operating expenses                       119,753
123,326
                                                  --------        ------
--
   Operating (loss)                               (119,753)
(123,326)


Interest Income                                       -
299
Interest Expense                                    (159)
(1,900)
Other (expense) income                                -               -

(Loss) before income taxes                        (119,912)
(124,927)

Income tax provision (benefit)                        -               -
                                                 ----------       ------
---
Net (loss)                                       $ (119,912
$(124,927)




Net (loss) per share of common stock             $   (0.01)       $
(0.01)

Weighted average shares
outstanding during the period                     17,779,277
15,859,444










See accompanying notes.			  3





                     ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Cash Flows
                      For the Three Months Ended May 31
Unaudited


						                 May 31       May 31
							  	        2002
2001

Net Cash Flow from Operating Activities:

   Net Income (loss)                                 $(119,912)
$(124,927)
   Adjustments to reconcile Net Income to Cash        ---------   ------
---
     provided by (used in) Operating Activities:
   Depreciation and Amortization                        23,563
23,575
   Other changes in Operating Assets and Liabilities      (55)
47,429
   Stock issued for Services in Lieu of Cash            28,500
3,060
                                                        -------    -----
---
   Total adjustments                                    52,008
74,064
                                                        -------   ------
---
Net Cash provided by Operating Activities              (67,904)
(50,863)
                                                       --------    -----
---
Cash Flows from Investing Activities:

	Property and Equipment                             (250)
(44,101)
	Other Assets                                         -
(9,559)
                                                        -------   ------
--
Net cash (used) by Investing Activities                 (250)
(53,660)
                                                        -------   ------
--
Cash Flows from Financing Activities:

	Notes Payable                                         25
27,074
      Due to stockholders                               68,128
      Refundable deposits
	Funds raised from Stock Issued                       -           -
                                                       -------    ------
-
Net Cash  (used) by Financing Activities                68,153
27,074
                                                       -------    ------
--
Increase (decrease) in Cash and Cash equivalents       (0)
(77,449)

Cash at Beginning of Year                               -
78,738
                                                       -------    ------
-
Cash at End of Year                                   $   -
$1,289
                                                       -------    ------
-
Supplemental Cash Flow Information

		Interest paid                             $  159
$1,900
                                                       -------    ------
-
	Non-cash items

		Stock Issued in Lieu of Cash              $ 28,500
$3,060
                                                       -------    ------
--

See accompanying notes.              4



ATLANTIC SYNDICATON NETWORK, INC.

Notes to Unauditied Interim Condensed Financial Statements for the Period Ending May 31,2002


Note 1 - BASIS OF PRESENTATION

The interim financial statements at May 31,2001 and for the three month period ended May 31,2002 and 2001 are unaudited, but include all adjustments which management considers necessary for a fair presentation. The February 28,2002 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10K-SB for the year ended February 28,2002. The audited financial statements as of February 28,2002 refer to a going concern issue. This issue still exists as of May 31,2002. The accompanying unaudited interim financial statements for the three month period ended May 31,2002 and 2001 are not necessarily indicative of the results which can be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles in teh United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - COMMON STOCK

During the quarter ending May 31,2002, the Company issued 475,000 new shares of 144 restricted common stock for services valued at $28,500.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Risk Factors" listed below, including information provided in the Company's Annual 10K-SB

Registrant develops, produces, and distributes television programs and specific projects created for domestic and international markets. The goal is to produce effective television programming, third party commercials or commissioned projects and be known as a notable provider of niche market television, corporate videos and infomercials.

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

RECENT SALES OF SECURITIES: The Registrant had the following stock issuances within the last three month as described below. Shares were issued to directors of the Registrant and to independent contractors for services rendered.

Reference: Stock issued for services rendered.

EFFECTIVE               NO. OF
DATE       CLASS        SHARES    CONSIDERTION   AMOUNT  P/SHARE   NAME
-------  --------     ---------   ------------   ------  -------  ------
-
3-13-02    Common        20,000     Services     $1,200   .06
F.Raimondi
3-22-02    Common S8    250,000     Services    $15,000   .06    S.Cole
4-23-02    Common        10,000     Services       $600   .06    K.Wyatt
Sr
4-23-02    Common        10,000     Services       $600   .06    S.Wyatt
4-23-02    Common        10,000     Services       $600   .06
J.Shadlaus
4-23-02    Common	       25,000	Services 	 $1,500   .06
K.Crocker
4-23-02    Common S8    150,000     Services 	 $9,000   .06    S.Cole
                        -------                 -------
Total                   475,000                 $28,500

As of May 31,2002, there are 17,923,444 shares issued and outstanding. Of this amount, 1,300,500 shares are now available on OTCBB, whereas 16,622,944 shares have been and/or they are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

RESULTS OF OPERATIONS:

ASNi's focus has been (a) directed towards securing additional funding and (b) lining up guests for upcoming shows and (c) confirming the available media /air time nationally and (d) doing the necessary pre-production for projects scheduled. Company shows were not being aired on televison during this period. It is anticipated during this fiscal year and thereafter, the company's in-house shows and third party productions will resume and income will be generated by commercials, advertisers and sponsors of ASNi's shows

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for outside third party production for commercials, etc. upon completion of each contract.

ATLANTIC SYNDICATION NETWORK, INC. had no revenues for the three months ended May 31,2002. During this quarter, the Company incurred $119,912 of operating expenses. The net operating expenses for the three months ended May 31,2002 decreased $3,573 over the three months ended May 31,2001. This was attributable to an decrease in net general and administrative expenses of $3,561.

SUBSEQUENT EVENTS

At the annual meeting the stockholders retained President Kent Wyatt Sr. and Secretrary Sarah Wyatt as members of the Board of Directors and elected Glenn Schlosser and Mikael Edwards as new members.

At the first annual Board of Directors meeting Jim Shadlaus resigned as treasurer. The Board of Directors offered the position of treasurer to Glenn Schlosser which he accepted.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at May 31,2002 was $ 0, a decrease of $1,289. from May 31,2001. The decrease was primarily attributed to operating expenses of $119,912.

Working capital at May 31, 2002 was a negative ($335,353). Liabilities currently include a net of $280,086 due the principal stockholders. Although $280,086 of this has been and is currently due, no demand has been made upon the company for payment.

During the last three months March 1 to May 31,2002, the Company did not convert any outstanding corporate debt into common shares of stock. Management will continue its effort to convert additional notes, debt and/or services provided into equity when possible.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. This Report may contain statements that constitute "forward-looking information or statements" within the meaning of Section 21E of the Securities Exchange Act, 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "approximately","anticipate", "believe", "plan", "should", "scheduled", "will", "may", "projected" "benefit" "upcoming" "strategic" "demonstrated" "quality", "added value" and similar expressions or variations thereof intended to identify forward-looking statements. Such statements may appear in this or other filings and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, (b) the business and growth strategies of the Company, and
(c) the Company's objectives, planned or expected activities and anticipated financial performance. Potential investors and stockholders of the Comany are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and the actual results may differ materially from those projected in this or other corporate reports, for the reasons, amoung others, discussed in the Section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the "Risk Factors" described in this or other documents the Company files from time to time with the Securities and Exchange Commission, including all Quarterly Reports filed on Form 10Q-SB by the Company and the Corporate 10K annual report filed each year or Corporate information filed intermittently on Form 8-K.

Part II.  OTHER INFORMATION:

	Item 1. 	Legal proceedings - Not applicable
	Item 2.  	Changes in securities
	Item 3.	Defaults on senior securities - Not applicable
	Item 4.  	Submission of matters to a vote of security holders
			- Not applicable
	Item 5. 	Other information - Subsequent Events
	Item 6. 	(a) Exhibits: None
			(b) Reports on Form 8-K	None


		   		    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Atlantic Syndication Network, Inc.

        By:/S/Kent G. Wyatt Sr.
 	      President                                  July 10, 2001
		Director

        By: /S/ Glenn Schlosser
             Treasurer				             July 10, 2001
		 Director