Form 10QSB
period 2002-08-31
ATLANTIC SYNDICATION NETWORK INC
filed 2002-10-28
CIK 1085129

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-------------------------------------------------------------------------
 				   FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
	       OF THE SECURITIES EXCHANGE ACT OF 1934

		  For the quarterly period ended _____ August 31,2002 ______

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

Common Stock, $.001 par value 18,054,444 as of August 31,2002.









  	       ATLANTIC SYNDICATION NETWORK, INC.




					INDEX



PART 1.  FINANCIAL INFORMATION



	Item 1. Financial Statements	                                  1


Unaudited Condensed Balance Sheet     	                            2
as of August 31, 2002

Unaudited Condensed Statements of Operations                          3
for the six months ended August 31,2002 and 2001

Unaudited Condensed Interim Statements of Operations                  4
for the three months ended August 31,2002 and 2001

Unaudited Condensed Interim Statements of Cash Flows                  5
for the six months ended August 31,2002 and 2001

Notes to Unaudited Condensed Consolidated
Financial Statements        							    6


	Item 2.  Management's Discussion and Analysis of
	         Financial Condition and Results of Operations          6


PART II.  OTHER INFORMATION                                           9

	Item -

SIGNATURES

INDEX TO EXHIBITS
















ITEM 1.   FINANCIAL STATEMENTS


	As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the six months ended August 31,2002 and statements of opera-tions, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages 1 through 5 and are incorporated herein by this reference.







                                  1


PART I - FINANCIAL STATEMENT

				 Condensed Balance Sheet
                              ( Unaudited )
                                                             August 31, 2002

                         ASSETS

Current Assets
	Cash                                                     $  0
      Note Receivable from Minority Stockholder			   55,000
	Prepaid Expenses & Deposit					   12,550
         Total current assets						   67,550

Property and equipment - net                                   71,687
     Net Property and equipment                                71,687

Other Assets
    Project development costs                                  452,856
    (Accumulated) Amortization and
		Project development costs                         (352,478)
    Prepaid Deposit	                                        11,350

       Net - Other Assets   	         	                     111,728

Total assets                                                 $ 250,964

                  LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable and Accrued Expenses                $ 63,392
         Term Debt - Current Portion                            58.884
         Refundable deposits                                    10,000
	   Note Due to Officers - Stockholders                   343,272
                                                               -------
		Total current liabilities                          475,549

Long-term liabilities
    Long-Term debt (net current portion)                        18,084
	Long-Term liabilities                                     18,084

       Total liabilities                                       493,634

Stockholders equity (deficit)
  Preferred stock $.01 par value:Authorized 500,000
  shares;  Issued and outstanding - none.
  Common stock $.001 par value:Authorized 50,000,000;
  Issued and outstanding 18,054,444 at 8/31/02
  and 17,448,444 at February 28,2002, respectively                18,084
  Additional paid-in capital                                   1,366,857
  Retained earnings (deficit)                                 (1,627,610)

  Net stockholders' equity (Deficit)                           (242,669)

Total liabilities & stockholders equity (Deficit)              $ 250,964

See accompanying notes.              2

                     ATLANTIC SYNDICATION NETWORK, INC.
                   Interim Condensed Statements of Operations
                                (Unaudited)


                                              Six months Ended August 31
								  2002		 2001



Net revenue							 $   -          $ 2,500
                                                 ---------      --------
Costs and expenses:

  Amortization expense                            37,336          40,150
  Depreciation expense                             9,790           7,000
  General and administrative expenses             180,863        205,286
  (less)Capitalization as project development costs	 -        (10,386)
                                                  --------       --------
   Total operating expenses                        227,989        242,050
                                                  --------       --------
   Operating (loss)                               (227,989)      (239,550)


Interest Income                                      -               483
Interest Expense                                  (328)            (1563)
                                                 ---------       ---------
(Loss) before income taxes                       (228,318)       (240,630)
Income tax provision (benefit)	                 -              -
	                                          ----------      ----------

Net (loss)                                      $(228,318)     $ (240,630)
                                                ----------      ----------



Net (loss) per share of common stock             $ (0.01)       $   (0.02)
                                                 ---------      ----------
Weighted average shares
outstanding during the period                    18,054,444     15,880,527
                                                 ----------     ----------










See accompanying notes.             3





			   ATLANTIC SYNDICATION NETWORK, INC.
                  Condensed Interim Statements of Operations
                                 ( Unaudited )



					                Three Months Ended August 31
								  2002		 2001
                                                 ------           -----


Net revenue							 $  -             $2,500
                                                 -------          -------

Costs and expenses:

  Amortization expense                            18,668          20,075
  Depreciation expense                             4,895           3,500
  General and administrative expenses             84,173          98,241
  (less) Capitalization as project development costs	   -       (3,092)
                                                 --------        -------
   Total operating expenses                       107,736        118,724
                                                 --------        -------
   Operating (loss)                              (107,736)      (116,224)

Interest Income                                     -               184
Interest Expense                                   (169)           (337)
                                                 ---------      ---------
(Loss) before income taxes                       (107,906)       (116,377)

Income tax provision (benefit)				-		  -
                                                  ---------      ---------
Net (loss)                                       $(107,906)     $(116,377)
                                                  ---------      ---------



Net (loss) per share of common stock             $   (0.01)      $  (0.01)

Weighted average shares
outstanding during the period                     18,054,444    15,880,527
                                                  ----------    ----------









See accompanying notes.			      4




                ATLANTIC SYNDICATION NETWORK, INC.
                 Condensed Interim Statements of Cash Flows
                                (Unaudited)


						            Six Months Ended August 31
Net Cash Flow from Operating Activities:  	        2002        2001
	                                              ----------  ----------

   Net Income (loss)                               $(228,316)    $(240,630)
   Adjustments to reconcile Net Income to Cash
     provided by (used in) Operating Activities:
   Depreciation and Amortization                      47,126       47,150
   Other changes in Operating Assets and Liabilities    (50)       58,116
   Stock issued for Services in Lieu of Cash          36,060        5,460
   Stock issued for Debt in Lieu of Cash                  -         2,000
                                                      -------    ---------
   Total adjustments                                   83,136     110,726
                                                      -------    ---------
Net Cash provided by Operating Activities            (145,182)   (129,904)

Cash Flows from Investing Activities:

	Property and Equipment                            (873)     (47,193)
	Other Assets                                        -       (19,329)
                                                      --------    --------
Net cash (used) by Investing Activities                 (873)     (66,522)
                                                      --------    --------
Cash Flows from Financing Activities:

	Notes Payable                                     9,491       44,366
	Due to Stockholders                             131,314       73,322
      Refundable deposits
	Funds raised from Stock Issued                    5,250         -
                                                      --------     --------
Net Cash Provided (used) by Financing Activities       146,055     117,688
                                                      --------     --------
Increase (decrease) in Cash and Cash equivalents            0     (78,738)

Cash at Beginning of Period                               -         78,738
                                                      --------    --------
Cash at End of year                                    $    0      $   -
                                                      --------    --------
Supplemental Cash Flow Information

		Interest paid                              $   328    $  1,563
                                                      --------    --------
	Non-cash items

Stock issued in lieu of cash                           $36,060    $   -
                                                       -------    --------




See accompanying notes.                  5




			ATLANTIC SYNDICATON NETWORK, INC.

		Notes to Unauditied Condensed Financial Statements
			Six Month Period Ending August 31,2002

Note 1 - BASIS OF PRESENTATION

The interim financial statements at August 31,2002 and for the three and six month periods ended August 31,2002 and 2001 are unaudited, but include all adjustments which management considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures provided in annual financial statements, and should be read in conjunction with the Company's Form 10K-SB for the year ended February 28,2002. The audited financial statements as of February 28,2002 refer to a going concern issue. The issue still exists as of August 31,2002. The accompanying unaudited interim financial statements for the Six month periods ended August 31,2002 and 2001 are not necessarily indicative of the results which can be expected for the entire year.

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

Note 2 - COMMON STOCK

During the quarter ending August 31,2002, the Company issued 131,000 shares of 144 restricted common stock valued at $11,010. There were 35,000 shares purchased at $5,250. and 96,000 shares issued to independent contractors for services rendered.

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

RECENT SALES OF SECURITIES: The Registrant had the following 144 restriced common stock issuances within the last three month as described below.


Reference: Stock issued for services rendered.

EFFECTIVE               NO. OF
DATE       CLASS        SHARES    CONSIDERTION   AMOUNT  P/SHARE   NAME
-------  --------     ---------   ------------   ------  -------  -------
7-01-02    Common        10,000     Services       $600   .06    G.Schloser
7-01-02    Common        10,000     Services       $600   .06    R.Nielson
7-01-02    Common        10,000     Services       $600   .06    G.Modin
7-01-02    Common        15,000     Services       $900   .06    V.Younger
7-01-02    Common	       10,000	Services 	   $600   .06    T.Egeland
7-01-02    Common         5,000     Services 	   $300   .06    D.Bergen
7-01-02    Common         5,000     Services       $300   .06    G.Crowder
7-01-02    Common        10,000     Services       $600   .06    M.Edwards
7-29-02    Common         6,000     Services       $360   .06    J.Collins
7-29-02    Common        15,000     Services       $900   .06    R.Mediola
8-20-02    Common        35,000     Purchase     $5,250   .15    C.Montes
                        -------                 -------
Total                   131,000                 $11,010


As of August 31,2002, there are 18,054,444 shares issued and outstanding. Of this amount, 1,578,267 shares are now available on OTCBB, whereas 16,476,177 shares have been and/or they are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act


RESULTS OF OPERATIONS:

ASNi's focus has been (a) directed towards securing additional funding (b) identifying and creating a weekly show to replace The Stock Show which has been postponed (c) the proposed show targets the alternative, compatable and health field. (d) considerable effort has been directed at interviewing and identifying guests and advertisers to participate in these projected shows (e) identifying the available media /air time and (f) doing the necessary pre-production required. Company shows were not being aired on televison during this period. It is anticipated during this fiscal year and thereafter, the company's in-house shows and third party productions will resume and income will be generated by commercials, advertisers and sponsors of ASNi's shows

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for outside third party production for commercials, etc. upon completion of each contract.

ATLANTIC SYNDICATION NETWORK, INC. had no revenues for the three months ended August 31,2002. During this quarter, the Company incurred $107,736 of operating expenses. The net operating expenses for the three months ended August 31,2002 decreased $10,988. under the three months ended August 31,2001. This was attributable to a decrease in net general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at August 31,2002 was $0 . The Company cash position as of August 31,2001 was $ 0 . The company has been subsidized by stockholder loans, the accrual of officer and independent contractor compensation and independent contractors accepting restricted 144 common stock as payment for services.

Working capital at August 31, 2002 was a negative ($407,999). Liabilities currently include a net of $343,272 due to principal stockholders.

During the last three months June 1 to August 31,2002, the Company converted debt for services provided for 96,000 shares of restricted 144 common stock. Management will continue its effort to convert additional notes, debt and/or services provided into equity when possible.

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


Atlantic Syndication Network, Inc.

        By:/S/Kent G. Wyatt Sr.
 	      President                                October _18_, 2001
		Director

        By: /S/ Glenn Schlosser
             Treasurer				           October _18_, 2001
		 Director