Form 10QSB
period 2002-11-30
ATLANTIC SYNDICATION NETWORK INC
filed 2003-01-13
CIK 1085129

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                        Washington, D______ TRANSITION REPORT PURSUANT
TO
SECTION 13 OR 15(d) OF THE SECURITIES
	 EXCHANGE ACT OF 1934

For the transition from September 30,2002 to November 30,2002


			Commission File Number ___ 0-26383 ___

                 ATLANTIC SYNDICATION NETWORK, INC.
------------------------------------------------------------------------
---
          (Exact name of Small Business Issuers in .C. 20549

------------------------------------------------------------------------
-
 				   FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
	       OF THE SECURITIES EXCHANGE ACT OF 1934

		  For the quarterly period ended _____ November 30, 2002
______

					 OR

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

Common Stock, $.001 par value 18,054,444 as of November 30, 2002.






 	               ATLANTIC SYNDICATION NETWORK, INC.




					      INDEX



PART 1.  FINANCIAL INFORMATION



	Item 1. Financial Statements
1


Unaudited Condensed Balance Sheet
2
as of November 30, 2002

Unaudited Condensed Statements of Operations                          3
for the nine months ended November 30,2002 and 2001

Unaudited Condensed Interim Statements of Operations                  4
for the three months ended November 30,2002 and 2001

Unaudited Condensed Interim Statements of Cash Flows                  5
for the nine months ended November 30,2002 and 2001

Notes to Unaudited Condensed Consolidated
Financial Statements

	Item 2.  Management's Discussion and Analysis of
	         Financial Condition and Results of Operations          6


PART II.  OTHER INFORMATION                                           7


SIGNATURES

INDEX TO EXHIBITS













ITEM 1.   FINANCIAL STATEMENTS


	As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the six months ended November 30, 2002 and statements of opera-tions, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages F-1 through F-5 and are incorporated herein by this reference.














































                                  F-1

PART I - FINANCIAL STATEMENT
                      Atlantic Syndication Network, Inc.
 			     Interim Condensed Balance Sheet
                              ( Unaudited )
                                            November 30
                                                  2002
                           ASSETS
Current Assets
	Cash                                                     $  0
      Note due from other parties    			         55,000
	Prepaid Media 					               12,550
                                                               ------
         Total current assets						   67,550

Property and equipment - net                                   67,219
                                                               ------
     Net Property and equipment                                67,219

Other Assets
    Project development costs                                 452,856
    Amortization and Project development costs               (371,146)
    Rent Deposit	                                             11,350
                                                             ---------

       Net - Other Assets   	         	                     93,060
	                                                       ---------
Total assets                                                 $ 227,828.
                                                              ========
                  LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
    Accounts payable                                          $ 75,785
    Accrued Rent (due stockholder)                             105,500
    Accrued Compensation (due stockholder/officers)            246,257
    Notes Payable (Current Portion)                             39,557
    Refundable deposits                                         10,000
    Loans due stockholders                                      88,251
                                                               -------
		Total current liabilities                          565,351
                                                               =======
Long-term liabilities
    Long-Term debt (net current portion)                        18,084
	Long-Term liabilities                                     18,084
                                                               -------
       Total liabilities                                       583,436

Stockholders equity (deficit)
  Preferred stock $.01 par value:Authorized 500,000
  shares;  Issued and outstanding - none.
  Common stock $.001 par value:Authorized shares 50,000,000;
  Issued and outstanding 18,084,444 at November 30,2002
  and 17,448,444 at February 28,2002, respectively               18,084
  Additional paid-in capital                                  1,366,857
  Retained earnings (deficit)                                (1,740,547)
                                                              ----------
  Net stockholders' equity (Deficit)                           (355,606)
Total liabilities & stockholders equity (Deficit)             $ 227,829

See accompanying notes.            F-2


                      ATLANTIC SYNDICATION NETWORK, INC.
                  Interim Condensed Statements of Operations
                                (Unaudited)


                                              Nine months Ended November
30
								  2002		 2001



Net revenue							 $   -          $ 7,500
                                                 ---------      --------
Costs and expenses:

  Amortization expense                            56,004          60,225
  Depreciation expense                            14,685           7,000
  General and administrative expenses            265,788         3





See accompanying notes.             F-3





   			   ATLANTIC SYNDICATION NETWORK, INC.
                      Interim Statements of Operations
                                 ( Unaudited )



					              Three Months Ended November
30
								  2002		 2001
                                                 ------           -----


Net revenue							 $  -             $5,000
                                                 -------          ------
-

Costs and expenses:

  Amortization expense                            18,668          20,075
  Depreciation expense                             4,895           3,500
  General and administrative expenses             84,925          93,698
  (less) Capitalization/project development costs    -
(11,655)
                                                 --------        -------
   Total operating expenses                      108,488         102,118
                                                 --------        -------
   Operating (loss)                              (108,488)
(97,118)



Interest Income                                      -                 1
Interest Expense                                  (4,449)
(237)  07,926
  (less)Capitalization as project development costs  -
(30,984)
                                                  --------       -------
-
   Total operating expenses                       336,477        344,167
                                                  --------       -------
-
   Operating (loss)                               (336,477)
(336,667)



Interest Income                                      -               483
Interest Expense                                  (4,777)
(1,800)
                                                ---------       --------
-
(Loss) before income taxes                       (341,255)
(337,984)

Income tax provision (benefit)	                 -              -
		                                          ----------      --
--------
Net (loss)                                      $(341,255)     $
(337,984)
                                                ----------      --------
--



Net (loss) per share of common stock             $ (0.02)       $
(0.02)
                                                 ---------      --------
--
Weighted average shares
outstanding during the period                    17,123,444
15,880,527
                                                 ----------     --------
--







                                                 ---------      --------
-
(Loss) before income taxes                       (112,937)
(97,354)

Income tax provision (benefit)				-		  -
                                                  ---------      -------
--
Net (loss)                                      $ (112,937)     $
(97,354)
                                                  ---------      -------
--



Net (loss) per share of common stock             $   (0.01)      $
(0.01)

Weighted average shares
outstanding during the period                     17,123,444
17,448,444
                                                  ----------    --------
---











See accompanying notes.			    F-4




               ATLANTIC SYNDICATION NETWORK, INC.
                Interim Condensed Statements of Cash Flows
                                (Unaudited)


						          Nine Months Ended November
30
Net Cash Flow from Operating Activities:  	        2002        2001
	                                              ----------  --------
--
   Net Income (loss)                               $(341,255)
$(337,984)
   Adjustments to reconcile Net Income to Cash
     provided by (used in) Operating Activities:
   Depreciation and Amortization                      70,689
67,225
   Other changes in Operating Assets and Liabilities (1,646)
52,200
   Stock issued for Services in Lieu of Cash          36,060
37,170
   Stock issued for Debt in Lieu of Cash                  -
2,000
                                                      -------    -------
--
   Total adjustments                                  105,103
156,595
                                                      -------    -------
--
Net Cash provided by Operating Activities            (236,152)
(181,389)

Cash Flows from Investing Activities:

	Property and Equipment                          (1,291)
(48,043)
	Other Assets                                        -
(30,985)
                                                      --------    ------
--
Net cash (used) by Investing Activities               (1,291)
(79,028)
                                                      --------    ------
--
Cash Flows from Financing Activities:

	Notes Payable                                    15,725
47,380
	Due to Stockholders                             216,468
119,307
      Refundable deposits
	Funds raised from Stock Issued                    5,250
15,000
                                                      --------     -----
---
Net Cash Provided (used) by Financing Activities       237,443
181,687
                                                      --------     -----
---
Increase (decrease) in Cash and Cash equivalents            0
(78,730)

Cash at Beginning of Period                                 0
78,738
                                                      --------    ------
--
Cash at End of year                                    $    0      $
8
                                                      --------    ------
--
Supplemental Cash Flow Information

		Interest paid                              $ 4,777    $
1,800
                                                      --------    ------
--
	Non-cash items

Stock issued in lieu of cash                           $36,060    $
52,170
                                                       -------    ------
--




See accompanying notes.             F-5


			ATLANTIC SYNDICATON NETWORK, INC.

		Notes to Unaudited Condensed Financial Statements
			Nine Month Period Ending November 30,2002

Note 1 - BASIS OF PRESENTATION

The interim financial statements at November 30,2002 and for the three and nine month period ended November 30,2002 and 2001 are unaudited, but include all adjustments management considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures provided in annual financial statements, and should be read in conjunction with the Company's Form 10K-SB for the year ended February 28,2002. The audited financial statements as of February 28,2002 refer to a going concern issue. The issue still exists as of November 30,2002. The accompanying unaudited interim financial statements for the nine month periods ended November 30,2002 and 2001 are not necessarily indicative of the results which can be expected for the entire year.

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

Note 2 - COMMON STOCK

During the quarter ending November 30,2002, the Company did not issue 144 restricted common stock.

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

RECENT SALES OF SECURITIES: The Registrant did not issue 144 restriced common stock within the last three month period.

As of November 30,2002, there are 18,054,444 shares issued and outstanding. Of this amount, 1,878,267 shares are now available on OTCBB, whereas 16,176,177 shares have been and/or they are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act


RESULTS OF OPERATIONS:

ASNi's focus has been (a) directed towards securing additional funding
(b) identifying and creating a weekly show to replace The Stock Show which has been postponed (c) the proposed show with the working title "Living Well - Looking Good", targets the alternative, compatable and health field. (d) considerable effort has been directed to complete the show concept and segments as well as the interviewing and identifying of guests and advertisers to participate in these upcoming shows (e) identifying the available media /air time and (f) doing the necessary pre-production required. Company shows were not being aired on televison during this period. It is anticipated during the upcoming year and thereafter, the company's in-house shows and third party productions will resume and income will be generated by commercials, advertisers and sponsors of ASNi's shows

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for outside third party production for commercials, etc. upon completion of each contract.

ATLANTIC SYNDICATION NETWORK, INC. had no revenues for the three months ended November 30,2002. During this quarter, the Company incurred $108,488 of operating expenses. The net operating expenses for the three months ended November 30,2002 increased $6,370.over the three months ended November 30,2001. This increase was due to the fact that no development costs were capitalized during the current period.


LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at November 30,2002 was $0 . The Company cash position as of November 30,2001 was $ 0 . The company has been subsidized by stockholder loans, the accrual of officer and independent contractor compensation and independent contractors accepting restricted 144 common stock as payment for services.

Working capital at November 30, 2002 was a negative
($497,801).Liabilities currently include a net of $440,008 due to principal stockholders for rent, compensation and loans.

During the last three months September 30 to November 30,2002, the Company did not convert debt for services provided for restricted 144 common stock. Management will continue its effort to convert additional notes, debt and/or services provided into equity when possible.

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


Atlantic Syndication Network, Inc.

        By:/S/Kent G. Wyatt Sr.
 	      President                                November _30_,
2002
		Director

        By: /S/ Glenn Schlosser
             Treasurer				           November _30_, 2002
		 Director