Form 10KSB
period 2003-02-28
ATLANTIC SYNDICATION NETWORK INC
filed 2003-06-23
CIK 1085129

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

		For the fiscal year ended February 28, 2003

			 Commission File number : ______________


                 ATLANTIC SYNDICATION NETWORK, INC.
---------------------------------------------------------------------------
          (Exact name of Small Business Issuers in Its Charter)

             NEVADA                                       88-0325940
  ---------------------------------                    ----------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification Number)


   6125 West Edna, Las Vegas, Nevada                        89146
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to his Form 10-KSB. (x)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. ( See definition of affiliate in Rule 12b-2 of the Exchange Act)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28,2003 the Company has issued and has outstanding 21,852,444 shares of Common Stock.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act, 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "expect", "approximately","anticipate", "believe", "plan", "should", "scheduled", "will", "may", "projected" "benefit" "upcoming" "strategic" "demonstrated" "quality", "added value" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, (b) the bus-iness and growth strategies of the Company, and (c) the Company's object-ives, planned or expected activities and anticipated financial performance. The stockholders of the Comany are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and the actual results may differ materially from thosed projected in this Report, for the reasons, amoung others, discussed in the Section "Manage-ment's Discussion and Analysis of Financial Condition and Results of Oper-ations" and "Risk Factors". The Company undertakes no obligation to pub-licly revise these forward-looking statements to reflect events or circum-stances that arise after the date hereof. Readers should carefully review the "Risk Factors" described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarter-ly Reports on Form 10Q-SB filed or to be filed by the Company in Calendar years 2002 and 2003 and any Current Reports on Form 8-K filed by Company.

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

From the time of the asset purchase on September 25, 1992 until the Registrant changed it's name on May 25, 1995 to Atlantic Syndication Network, Inc., the Registrant's personnel and operations were engaged in the promotion and advertising of local businesses and products in locations such as the U.S. Post Offices through the use of automated computer kiosks. Successful development and implementation of advertising operations occurred, however; the U.S. Postal Service subsequently changed the U.S. Post Master and their contract personnel and policy in dealing with third party contractors. In making these changes the Postal Service caused the discontinuation of operations by the Registrant in Post Offices throughout the Western U.S. The Registrant's financial resources had been expended in developing this business and with the cessation of its kiosk advertising in late 1995, the Registrant assigned the kiosk advertising operations to a third party in 1996. By year-end February 1996, the Registrant had an accumulated deficit in retained earnings of ($755,999). Corporate assets of $210,711 were nearly all non-liquid consisting primarily of organizational Capitalized liabilities of the Registrant, private placement proceeds, advances from principal shareholders and profit sharing partnerships have been used to redirect the Registrant's endeavors in the design, development, production and distribution of multi-media, television production, commercials, infomercials and commissioned projects.

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

Library: The Company has retained the proprietary rights associated with most of the programming in its library. Unless the rights are sold and/or granted to licenses. These rights are generally held in perpetuity. The Company intends to add product to its video library by producing new programming as well as purchasing completed programming to distribute to television, cable and the direct-to-video market. A library that includes proprietary programming can be licensed, re-licensed and distributed over a period of time and provide a long term revenue stream.

Pursue Co-Production Partnerships: The Company intends to pursue and evaluate potential business opportunities with co-financing partners for various projects, with the goal that risks may be shared. The benefits will include financial, complementary production skills and domestic or foreign distribution for Registrant's projects.

Internet and Alternative Distribution: The Company website is www.asni.tv. The Company intends to benefit by alternative distribution such as the web for its infomercials, corporate videos and television programs.The company is currently building another website for its health show which will include distribution of client corporate videos and information from the weekly scheduled television show "Living Well-Looking Good(TM)".

ITEM 2.      DESCRIPTION OF PROPERTY.

The Registrant maintains its corporate and production offices at 6125 West Edna in Las Vegas, Nevada. The property includes corporate offices, complete production studios with digital and beta cameras and an editing / graphics facility to fulfill all of ASNi production needs inhouse.


ITEM 3       LEGAL PROCEEDINGS

The company is not involved in any legal proceedings and, to the best of our knowledge, no such action by or against the company has been threatened. None of the officers, directors, or beneficial owners of 5% or more of outstanding securities are a party to proceedings adverse to us nor do any of the foregoing individuals have a material interest adverse to us.


ITEM 4      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the company's stockholders during the fourth quarter of the fiscal year ended February 28, 2003.


					PART II

ITEM 5. 		MARKET FOR REGISTRANT'S COMMON EQUITY AND
			RELATED SHAREHOLDER MATTERS.


(a) MARKET INFORMATION: The Registrant's common stock is quoted in the NASDAQ Bulletin Board Electronic Quotation Service under the symbol ASNI. The Registrant's common stock price at close of business on February 28,2003 was $.02 per share.

PRICE RANGE: The following table is the range of the high and low bids for the Registrant's common stock for each quarter within the last two fiscal years as determined by over-the-counter market quotations. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                          High       Low
	Fiscal Yr Ending
	Feb 29, 2002
 		First Quarter		  .	.19		.06
		Second Quarter		   	.12		.05
		Third Quarter		   	.07		.035
		Fourth Quarter		   	.19		.06

	Fiscal Yr Ending
	Feb 28, 2003
		First Quarter		   	.24 		.06
		Second Quarter		   	.08 		.01
		Third Quarter		  	.05 		.01
		Fourth Quarter		   	.09 		.02

HOLDERS: The Registrant has approximately 139 common stock shareholders. This excludes the number of beneficial owners whose shares are held in brokerage accounts. The company believes that the number of beneficial holders is in excess of this amount.

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


			  FISCAL YEAR ENDING FEB 28,2003
                  March 1, 2002 to February 28,2003


 DATE   CLASS  # OF SHARES  AMOUNT  Per Share  CONSIDERATION  	  NAME

3/13/02  Common    20,000   $1,200.  $.06  Services Rendered 	Raimondi
3/22/02  CommonS8 250,000  $15,000.  $.06      Services	        S.Cole
4/23/02  Common    10,000    $600.   $.06	     Services         K.Wyatt Sr
4/23/02  Common    10,000    $600.   $.06      Services            S.Wyatt
4/23/02  Common	 10,000    $600.   $.06	     Services         J.Shadlaus
4/23/02  Common    25,000  $1,500.   $.06	     Services          K.Crocker
4/23/02  CommonS8 150,000  $9,000.   $.06      Services             S.Cole
7/1/02   Common    10,000    $600.   $.06      Services        G.Schlosser
7/1/02   Common    10,000    $600.   $.06	     Services          R.Nielson
7/1/02   Common    10,000    $600.   $.06	     Services            G.Modin
7/1/02   Common    15,000    $900.   $.06      Services          V.Younger
7/1/02   Common    10,000    $600.   $.06      Services          T.Egeland
7/1/02   Common     5,000    $300.   $.06      Services           D.Bergen
7/1/02   Common     5,000    $300.   $.06      Services          G.Crowder
7/1/02   Common    10,000    $600.   $.06      Services          M.Edwards
7/29/02  Common     6,000    $360.   $.06	     Services          J.Collins
7/29/02  Common    15,000    $900.   $.06	     Services          R.Mediola
8/20/02  Common    35,000  $5,250.   $.15      Purchase           C.Montes
12/04/02 Common 1,530,000     $0.    $.0     Replacement*        E.Omernik
12/15/02 Common    10,000  $1,500.   $.15      Purchase        F.O'Donnell
1/16/03  Common    25,000  $2,500.   $.10      Purchase           J.Hushaw
1/17/03  Common    25,000  $1,500.   $.06      Services          R.Nielson
1/17/03  Common    50,000  $3,000.   $.06	     Services         K.Wyatt Jr
1/17/03  Common    25,000  $1,500.   $.06	     Services        G.Schlosser
1/28/03  Common    13,000  $1,950.   $.15      Purchase        F.O'Donnell
1/30/03  Common   100,000 $10,000.   $.10      Purchase         D. Harjung
2/20/03  Common 2,000,000 $60,000    $.03    Compensation          S.Wyatt
2/20/03  Common 1,500,000 $45,000    $.03   Debt Reduction         S.Wyatt
2/20/03  Common    25,000  $1,500    $.06      Service           M.Edwards
2/20/03  Common    25,000  $1,500.   $.06      Service         G.Schlosser

* These replacement* shares have been issued by OTC stock transfer, Inc.to replace stockholders lost shares. The 1.530,000 lost shares were cancelled; therefor, if they are found, they can not be transferred or sold. The lost shares remain outstanding on the corporate books.

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

Proprietary Productions have included:
MASTERS OF THE MARTIAL ARTS

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

NINJAEROBICS(TM)

An outgrowth of the interest in martial arts including the physical and personal benefits it offers has been the development of exercise classes which focus on martial arts techniques and self-defense. ASNi, recognizing this opportunity, designed and developed "Ninjaerobics", a series of exercise tapes that combines aerobics and self-defense. Several of these shows were produced, but as of this date the Company has not secured a sponsor or joint venture partnership for this series. The Company believes that Mr. Kosugi's worldwide fame as The Ninja will provide the added impetus for ASNi to market this videotape series through select retail and video outlets, television infomercials and the Internet.

THE STOCK SHOW(TM)

THE STOCK SHOW(TM) is an interview and news format show that introduces public companies, their products and services to the general public. The demand by small companies to create visibility via corporate videos or interview shows offers significant business potential for this series. Publicity is essential for these companies as they compete for investment dollars with the more established or blue chip companies. The nature of questions addressed during interviews includes those that are targeted at the company's latest product or services offered, its key management, company innovations and company goals. The interview is produced as a corporate video for corporate use and/or television and does not promote or offer investment advice and specifically avoids discussing the guest company stock performance and/or its offerings.

Business news presented includes press releases provided to the general public, current events that are timely and relevant as reported in business magazines such as the Wall Street Journal, Forbes, and others. The show is not currently airing or generating income.

INTERVENTION SHATTERS ALCOHOL AND DRUG ADDICTION

Recognizing the importance and benefit of reaching families in crisis due to alcohol and drug addiction, ASNi created, developed, and is completing its production and videotape project focusing on Intervention, a proven path to treatment and recovery for the disease of alcohol and drug addiction. The educational videtapes, entitled, INTERVENTION SHATTERS ALCOHOL AND DRUG ADDICTION, were previously scheduled for completion, distribution, and airing. The project was postponed and plans include completion as funds are available. When completed, the tapes will be offered for sale via 1 and 2-minute info-mercials and commercials aired on television with an (800) number provided for call-ins.Other outlets for distribution include magazines and the Internet.

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

ASNi intends to purchase product from a manufacturer/wholesaler and supplier of rapid diagnostic tests products used by professional clinicians as well as sold over-the-counter to the consumer market. ASNi will place individual purchase orders with the supplier at the time it begins marketing the drug educational videotapes. To highlight the home drug test kit potential, it is noted that the sale of this and other "in-home" test kits has become one of the faster growing segments of the pharmacological industry.

INTERVENTION SHATTERS ALCOHOL AND DRUG ADDICTION has been developed and videotaped but postponed due to production problems and financial setbacks. The production problems are being corrected so that post-production can complete the videotapes for release to the public. Once additional funding is available, the final production and post production, airing and distribution of these videotapes will take place. Registrant will allocate 2.5% of the net earnings from the 'Intervention' project to either 'Angel Heart Foundation' or another drug education program to be selected.

REVENUES FROM OPERATIONS CAN BE DERIVED FROM:

Primary Income: Show revenues are generated from (1) sale of advertising and promotions to be shown during the show; (2) companies sponsoring the show because of its content.

Secondary Income is generated by: (1) third party consulting services pertaining to project development; script, layout, production, editing and distribution of the product (2) third party video production and post production services and (3) videotape sales. Additional revenues may be derived from the sale of related products advertised during the course of a show that complement and add value to original products, videotape or C.D.'s being sold on television.

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for outside third party production as work is completed.


RESULTS OF OPERATION.

During fiscal year-ending February 28,2003, the loss of ($435,912) is compared to February 28,2002 fiscal year-end loss of ($420,094).

The Company has directed its effort at developing a new weekly series called "Living Well - Looking Good(TM)". The weekly 30-minute show focuses on holistic, alternative and compatible treatments that complement the traditional western medical practices. The show will present a comprehensive look at today's health, beauty and lifestyle options. Production is scheduled to begin during the 2nd quarter of this fiscal year with airing scheduled to begin in the fall 2003.

The Company's library of shows and developed projects are the principal assets of the Registrant. The Registrant had produced and aired "Masters of the Martial Arts" a weekly series that aired for two years on ICN (International Channel Network). The previous shows developed and produced by the company are currently not airing or generating income.

Registrant has sustained operations with limited revenues during a period that's been devoted primarily to design, development,and packaging of its anticipated productions. The Registrant has created the necessary marketing tools, and developed advertising campaigns for its upcoming show Living Well - Looking Good(TM) and the infomercial "Intervention". Management has developed relationships with various media buyers and public relations firms to distribute its shows and has secured vendors to supply various products to be used as added value in the marketing of its infomercials and television shows.

There was no Federal Tax expense for the year ended February 28,2003. The Registrant has a tax loss benefit to carry-forward of $2,500,000 which is available to offset future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

We are currently devoting significant time, effort and resources to obtain private funding to fund the continued development, production and distribution of our television programs. Assuming that expenses remain at the current level, additional cash will be required to complete production and air existing projects in place; furthermore, the company will require at least $200,000 of additional operating capital during the fiscal year ending February 28, 2004. It is uncertain whether the company will be able to obtain the required financing on acceptable terms.

For the fiscal year ended February 28,2003 cash flow came from the issuance of common stock ($21,000) and from advances from shareholders ($209,281). Cash was expended on operating expense of $241,712.

SUBSEQUENT EVENTS

None

RISK FACTORS

The Company's business is subject to numerous risk factors, not all of which can be known or anticipated and any one of which could adversely impact the Company or its financial condition. Risk factors include:

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

ITEM 7  Financial Statements


                       ATLANTIC SYNDICATION NETWORK, INC.


                            Financial Statements

                    February 28, 2003 and February 28, 2002





TABLE OF CONTENTS


INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . .  Page       F-1
                                                                     F-2


FINANCIAL STATEMENTS:

     Balance Sheets . . . . . . . . . . . . . . . . .     Page       F-3

     Statements of Operations  . . . .. . . . . . . .     Page       F-4

     Statements of Stockholders' Equity . . . . . . .     Page       F-5

     Statements of Cash Flows  . . . . . . . . . . . .    Page       F-6

NOTES TO FINANCIAL STATEMENTS  . . . . . . . . . . . .    Page       F-7

Larry O'Donnell, CPA, PC
2228 South Fraser Street, Unit 1
Aurora, Colorado 80014

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Atlantic Syndication Networks, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheet of Atlantic Syndication Networks, Inc. as of February 28, 2003 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Syndication Networks, Inc. as of February 28, 2003, and the results of its operations and cash flows for the year ended February 28, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 9 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Larry O'Donnell, CPA PC
Aurora, Colorado
June 18, 2003

Sellers & Associates, PC
Ogden, Utah

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Atlantic Syndication Networks, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Atlantic Syndication Networks, Inc. as of February 28, 2002 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Syndication Networks, Inc. as of February 28, 2002, and the results of its operations and cash flows for the year ended February 28, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered significant losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Sellers & Associates, PC
Ogden, Utah
June 11, 2003

                    ATLANTIC SYNDICATION NETWORK, INC.
                              Balance Sheets
                           As of Years Ending

                              Assets

				              February 28         February 28
                                         2002                 2003
                                       -----------         -----------
Current Assets
     Cash                               $    -               $1,006
     Minority stockholder recievable     55,000              50,000
     Prepaid expenses  - deposits        12,550              12,550
                                      ------------        -----------
     Total Current Assets                67,550               63,556
                                      ------------         ------------
Property and Equipment, Net              80,614               59,369
                                    ------------         ------------
     Net Property and Equipment          80,614               59,369
                                   ------------         ------------
Other Assets
    Project Development cost             452,855              452,855
    (Accumulated)Project Develope Cost  (315,142)            (366,254)
    Prepaid rent / deposits                11,350              11,350
                                       ------------        ------------
 Net Other Assets                         149,063              97,951
                                   ------------          ------------
                                         297,228           $  220,876
                                    ------------         -----------

                   Liability & Stockholder's Equity

Current Liabilities

     Accounts Payable                    $ 65,455            39,034
     Notes payable ( current )             49,427             55,704
     Refundable Deposits                   10,000            10,000
     Note Due to Stockholder              211,958            421,239
                                       ------------        ----------
Total Current Liabilities                 336,840            525,977
                                       ------------        ----------

	Long-term (net current portion)      16,050             17,010
--
Long-Term Liabilities                      16,050             17,010
                                       ------------        ----------
          Total Liabilities               352,890             542,987

Stockholders' Equity
  Preferred Stock, $.01 par value,
  authorized shares 500,000
  issued and outstanding -none
  Common Stock, $.001 par value,
  authorized 50,000,000 shares,
  issued and outstanding 17,448,444
  shares at 2-28-02 and 21,852,444
  at 2-28-03                               17,448              21,852




 Additional Paid-In Capital              1,326,183          1,491,241
 Accumulated (Deficit)                  (1,399,292)        (1,835,204)
                                       ------------        ------------
 Net Stockholders' Equity                ($55,661)          ($322,111)
                                       ------------        ------------

 Total Liabilities and
 Stockholders' Equity                    $  297,228         $ 220,876
                                          ==========        ==========



See Accompanying Notes

                     ATLANTIC SYNDICATION NETWORK, INC.
                          Statement of Operations
                             For the Years Ended


                             February 28                February 28
                                2002                       2003
                           ------------------        -----------------

Net Revenues                  $ 7,503                   $     -
                            ------------------       ------------------

Costs and expenses
     Amortization             $  74,674                   51,112
     Depreciation                19,580                   21,245
     General/Administrative     333,343                  325,903
     (Less) Capitalized As
     Project Development Costs (17,481)
                             ------------------     ------------------
Total Operating Expenses        410,116                  398,260
                             ------------------     ------------------
Operating ( Loss)              (402,613)                (398,260)


Interest income                     508                      -

Interest expense                 (17,989)                 (37,652)

Other (expense) income               -                       -
                               ------------------       ---------------

(Loss) Before Income Taxes       (420,094)              (435,912)

ncome Tax Provision (benefit)        -                       -

Net (Loss)                      $ (420,094)              (435,912)
                                   =========              ======

Net (Loss) Per Share of
  Common Stock                 $    (0.024)                (0.024)
                                   ========             =========
Weighted Average Shares
  Outstanding During the Period   17,448,444            18,226,781
                                 ===========           ===========

SEE ACCOMPANYING NOTES

                        ATLANTIC SYNDICATION NETWORK, INC.
                        Statements of Stockholders' Equity
                 For the Years Ended Feb 28,2002 and Feb 28, 2003

                                             Additional
                            Common  Stock    Paid-In-   Accumulated   Total
                            Shares  Amount    Capital    Deficit     Equity

Balance as of
Feb. 29, 2001   -    -   15,828,944 $15,829 $1,275,632 ($979,198) $312,263

Net (loss) for the
years ended 2/28/02                                     ($420,094)(420,094)

Debt converted to stock     500,000    500    14,500               15,000

Stock-services rendered   1,119,500  1,119    36,051               37,170
                         __________________________________________________

Balance as of 2/28/02    17,448,444 $17,448 $1,326,183 ($1,399,292)($55,661)

Sale-unregistered stock     183,000     183    21,017               21,200

Stock-services rendered   4,221,000    4,221   144,041             148,262

Net (loss) for the year                                ($435,912) ($435,912)
                         ---------------------------------------------------

Balance as of 2/28/03    21,852,444 $21,852 $1,491,241 ($1,835,204)($322,111)

                   ATLANTIC SYNDICATION NETWORK, INC.
                       Statements of Cash Flows
                         For the Years Ended

                                                February 28   February 28
CASH FLOWS FROM OPERATING ACTIVITIES               2002          2003
- ------------------------------------            ------        -------
   Net Income (Loss)                            $(420,094)     (435,912)
                                                -----------  -----------
    Adjustments to reconcile Net Income to Cash
    provided by (used in) Operating Activities
      Depreciation / Amortization                  94,254        72,357
      Stock issued for services in lieu of cash    37,170       148,262
 Other changes in operating assets / liabilites
      (Increase) Decrease  in Prepaid Expenses     35,682
      Increase(Decrease) in Accounts Payable       55,495       (26,419)

                                                   --------    ----------
        Total Adjustments                         222,601        194,200
                                                   ------------  ---------
Net Cash Provided (Used)
by operating Activities                          (197,493)      (241,712)
                                                   ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------
        (Increase) in Property & Equipment        (48,258)          -
	   (Increase) in Other Assets               (52,577)          -
         Decrease-loan minority shareholders                       5,000
                                               -------------   -----------
Net Cash (Used) by Investing Activities         (100,834)          5,000
                                               -------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
- -------------------------------------
        Increase (Decrease)Notes Payable           40,865        7,237

        Increase (Decrease) Funds advanced
              by Shareholders                     163,724       209,281

        Funds Raised from Stock Issued             15,000        21,200
                                                 ------------     ----------
        Net Cash Provided (Used)
             by Financing Activities              219,589        237,718
                                                 -----------    ---------
Increase(Decrease) in Cash & Cash Equivalents     (78,738)       1,006

Cash at Beginning of Year                          78,738         -
                                                 -----------     ---------
Cash at End of Year                                   -          $1,006
                                                  ----------     ---------
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest Paid                                   17,989         37,652
                                                  ---------      --------
Non-cash Items:

   Debt converted to stock                        15,000
   Stock issued for services                      37,170         148,262
                                                  ---------      --------
See accompanying Notes

NOTE l - Business Activity

The Company incorporated September 15, 1978 under the laws of the state of Nevada, under the name of Casino Consultants, Inc. On September 14, 1992, the Company was renamed to A.S. Network, Inc. and then immediately renamed to Ad Show Network, Inc. It was later renamed to Atlantic Syndication Network, Inc. on May 25, 1995.

The Company concentrates on the development, production, and distribution of niche-market television programs, commercials, infomercials, and ancillary products designed for domestic and international markets.

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $0.001 and 500,000 shares of preferred stock, par value $0.01.

The Company has been developing infomercials, business and informational shows to air on television. It's focus is developing niche market and speciality television shows. For example, one show, "The Stock Show," highlights public companies, their product or service, and their key
management.   Another deals with alcoholism and  drug use and is geared
towards assisting the families of abusers, as well as those significantly involved, in how to deal with their loved one's misuses of drugs and/or alcohol. The Company has continued to sustain operating losses. However, the Company now has its own full production studio in place and the necessary production equipment to produce and develop its own shows. Management intended to be fully operational and reporting profits during this fiscal year with The Stock Show(TM), Due to circumstances surrounding the stock market and the lack of investor confidence, management decided it prudent to put this show on hold. Management intends to secure additional funding through joint ventures and/or a private placement.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Atlantic Syndication Network, Inc. (ASNi), prepares its books and records on the accrual basis for financial reporting and the cash basis for income taxes. The accompanying financial statements represent the transactions for the fiscal years ending February 28, 2003 and February 28, 2002.

Property and Equipment and Intangible Assets

Property and equipment are valued at cost. Depreciation is provided by use of the straight-line method over the useful lives of the assets.
Useful lives of the respective assets are five years. Initial organization costs and development costs are fully amortized. Fully depreciated assets are written off the year they are fully depreciated or amortized.

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

The Company evaluates the status of project development costs. If the Company determines the net book value of product development costs as capitalized as "other assets" on the balance sheet is worth less than what is reported on the financial statements, it will write the asset down.

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

It is the company's policy to periodically evaluate the economic recoverability of all of its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it recognizes the loss on the basis of the discounted future cash flows expected from the asset.

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of
financial instrument are as follows:   Cash and cash equivalents, receivables,
notes payable, accounts payable, refundable deposits, due to stockholder:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term Liabilities:

The carrying amounts of the Company's borrowing under its short and long-term, convertible notes and revolving credit card agreements approximate fair value because the interest rates are either fixed or vary based on floating rates identified by reference to market rates. The carrying amounts and fair values of long-term debt are approximated to be one and the same at February 28, 2003 and February 28, 2002 respectively.

Concentrations

The Company at present does not have a concentration or related risk associated with a concentration.

Revenue Recognition

Revenue is recognized from sales other than long-term contracts when a product is shipped, a show airs on television and consulting and other services are completed. Revenue on long-term contracts is accounted for principally by the percentage of completion, or at the completion of contractual billing when milestones are possible. At February 28, 2003 and February 28, 2002 there are no long-term contracts requiring revenue recognition.

Advertising

The Company expenses advertising as it occurs. The Company incurred virtually no advertising expense for fiscal years ended February 28, 2003 and 2002.

INCOME TAXES

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes." which incorporates the use of the asset and liability approach of accounting for income taxes. The assets and liability approach requires the recognition of deferred tax assets and liability for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.

Statement of Cash Flow

For purpose of the statement of cash flows, the Company considers highly liquid investments with a maturity of six months or less to be cash equivilants.

Net Income (Loss) Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding.


NOTE 3 - Property and Equipment

     Property and equipment consisted of the following at,

                                           February 28      February 28
                                              2002              2003

Equipment                                  $ 48,661          $ 48,661
Software                                     39,553            39,553
Leasehold Improvements                       42,380            42,380
                                            --------          --------

Total Property and Equipment               $ 130,594         $130,594
(Less) Accumulated Depreciation             (49,980)          (71,225)
                                            ---------        ---------
Total Property and Equipment, Net          $ 80,614          $ 59,369

NOTE 4 - Term Debt

       Term Debt consisted of the following at,

                                            February 28      February 28
                                               2002              2003

Note Payable
Payable to a financial institutions,
secured by selected equipment.                $2,014           $12,112

Loan Payable                                      0             10,000

Credit Card
Pledged by personal guarantee of major
stockholder, Interest rate at 18%             4,060             5,297

Bridge loan secured by promissory note
due and payable interest 10%                  43,333           28,295

Convertible Notes Payable
Under a private placement issue, Stock
is sold along with convertible notes.
Since these unsecured notes can be
converted to stock, they are reported
as long-term debt.                           16,050            17,010
                                            --------          -------

Total Notes Payable                         $65,457            $72,712

(Less) Current Portion                       (49,427)         (55,704)

Total Long-Term Debt                        $16,050            $17,010
                                           ---------          --------




Scheduled future maturities of notes payable at February 28,2002 are as follows:

         2004              $55,704
         2005                -
         2006                -
         2007                -
         2008 & after      $17,010

NOTE 5 - Related Party Transactions
                                            February 28      February 28
                                               2002              2003
Monies have been advanced to the Company
by the Company's principal shareholder.
The amount due is:                           $211,958           $421,239

During the years ended February 28,2003 and 2002 the Company accrued rent and interest to its principal stockholder of $112,000 and $48,000 respectively.

During the years ended February 28,2003 and 2002, the company issued 40,000 and 40,000 shares of stock to the Board of Directors for services for a value of $2,400 and $2,400 respectfully. During the year ended February 28,2003, a principal shareholder and corporate secretary received 2,000,000 shares of stock in lieu of compensation valued at $60,000 and an additional 1,500,000 shares for reduction of debt valued at $45,000.

NOTE 6 - Common Stock

Four convertible notes totaling $9,600 plus interest of $7,410. for a total of $17,010 remain from a private placement previously issued. These notes bear interest at 10%.

As of February 28,2003 there are 21,852,444 shares issued and outstanding. Of this amount, 3,408,267 shares are free trading whereas, 18,444,177 shares are still restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

An existing stock warrant plan, expiring February 28,2009, provides for two previous members of the Board of Directors to receive a total of 325,000 stock warrants at $.25 per share. No warrants have been exercised.

NOTE 7- Recapitalization of Equity

As of February 29,1996 the Company had ceased its activities and operations with the United States Postal Service and the Kiosk Program. Management, desiring to measure the results and activity of what it has strived to do since February 29,1996, has recapitalized its equity accounts retroactively with an effective date as of February 28,1999. Accordingly, the entire accumulated deficit reported at February 29,1996 of $755,999 has been reclassified against Paid in Capital and eliminated the accumulated deficit reported as of February 29,1996.

NOTE 8 - Lease Commitments

As of February 28,2003, the Company owes approximately $12,112. total on two computer equipment lease commitments.



Due to the company's financial condition and managements desire to reduce long-term commitments and the total outstanding debt of the company, effective March 1,2003, the company altered the annual terms of the property lease at 6125 Edna, Las Vegas, Nevada to a month to month tenancy. The Company recognized rent expense of $76,200 for the years ended February 28,2003 and 2002.


NOTE 9 -  Going Concern

The Company has suffered significant losses the past two years. Unless significant additional cash flows come into the Company, or a major reduction in operating losses occur, the Company could be in jeopardy of continuing operations. The Company seeks to generate needed funds to continue on going operations from joint ventures, the sale of Company stock through a Private Placement and/or advances from the primary shareholder.

NOTE 10 - INCOME TAXES
                                            February 28      February 28
                                               2002              2003

The provision for income taxes consisted of:


Current income taxes
         Federal                             $   -            $   -
         State ( Nevada )                    $   -            $   -


Total                                        $   -            $   -


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

                                            February 28      February 28
                                               2002              2003

Tax expense (benefit) at
     U.S. statuatory rate                    ($323,000)       ($145,000)
State income taxes, net of
     Federal benefit (Nevada)
Valuation allowance                           281,000           77,000
Accounts payable                               10,000             -
Due to stockholders                            32,000           68,000

Total                                            -                -


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at:

                                            February 28      February 28
                                               2002              2003

Deferred tax assets:
    Net operating loss carryforward         $2,154,810       $850,000

Total gross deferred tax assets              2,154,810       $850,000

(Less) valuation allowance                  (2,154,810)     ($850,000)

Net deferred tax assets                         0                0

Deferred tax liabilities
    Accounts payable

    Payable to stockholder

Total gross deferred tax liabilities        -----0------      -----0-----

Net deferred tax                           $ ----0------     $ ----0------

There were no payments made for income taxes in fiscal years ending the last day of February 28,2003 and 2002 respectively.

As of February 28,2003, the Company has available for income tax purposes approximately $2,500,000 in federal net operating loss carry forwards which may be used to offset future taxable income. These loss carry forwards begin to expire in year 2008. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code,the Company'stax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could reduce, eliminate, or defer the utilization of these losses.

ITEM 8 Changes in and disagreements with accountants on Accounting and Financial Disclosure:

The Registrant's independent accountant for the year 2002 has resigned. Other than the stipulation of this regulation, there were no adverse issues between the company and the accountant. The principal accountant's report on the financial statements for the past two years contains no ad-verse opinion or disclaimer of opinion. nor were they modified as to un-certainty, audit scope, or accounting principles. There have been no dis-agreements with any former accountants on any matter of accounting prin-ciples or practices, financial statement disclosure, or auditing scope or procedure.

				   PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
	    COMPLIANCE With Section 16 (a) of the Exchange Act


NAME              AGE        POSITION/OFFICE          TERM      SERVED SINCE
Kent G. Wyatt Sr.  63   Director, President, CEO      1 yr.         9/92
Sarah E. Wyatt     63   Director, Corporate Secretary 1 yr.         9/92
Glen Schlosser     55   Director, Treasurer           1 yr.         4/02
Michael Edwards    50   Director                      1 yr.         4/02
Ramon Bonin        64   Profit Participation Partner  n/a           n/a



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

GLEN SCHLOSSER - Mr. Schlosser, Treasurer and Director, brings 30 years of combined experience in finance, accounting, and business to the Registrant. He served as Vice President of Finance and Accoutning/CFO at Virgin Mountains Enterprises for 4 years as a casino general manager. His experience also includes 8 years as a chief financial officer.

As a financial consultant to Station Casinos, Inc. he organized the Year-end Audit Work Papers and standardized the General Ledgers within the Station's organizations. He designed and implemented month-end Management Financial Reports to encompass the various Station Casino Properties.

As Controller/Accounting Manaager for the Stations Casino Division, he prepared the Annual Budgets as well as the Federal and State Tax Returns for the Parent Company and 17 subsidiaries.
Mr. Schlosser has a BS in Accounting and Business Administration from Youngstown State University.

SARAH E. WYATT - Ms. Wyatt has extensive business and management experience and is well qualified as Registrants Administrative Officer, Corporate Secretary and Director. She manages client relations and coordinates production personnel and studio facilities. She is Co-producer and senior writer of the Intervention Show videotapes. She is Co-producer of the show "Masters of the Martial Arts starring Sho Kosugi" in addition to writing and developing the narration with Sho Kosugi for the weekly series.

She supervised the commercial advertising production for Ad Show Network, the predecessor to ASNI. She owned and operated a wholesale art business for the design trade, owned and managed commercial properties for many years and maintained a California real estate license for over 20 years. She has a degree in French from The Union Institute.

MICHAEL EDWARDS - Mr. Edwards is a member of ASNi's Board Of Directors.
As president of Premier Attractions in excess of 10 years, a Hollywood independent film and television production company, his experience includes many aspects of production, domestic and international distribution, syndication, marketing, advertising and writing.

As a veteran Television and Film Director and Member of The Directors Guild of America (DGA), Mr. Edwards brings his talent and credibility to ASNi productions in various areas from planning and writing of projects to program production and distribution.

His financial background covers international banking, import-export trade, asset management, and international management. With graduate degrees in Phychology and Communications (MSc.) he provides unique talent and skills for the growth of the Company.

RAMON BONIN - Mr. Bonin, president of Dynamic Builders, is nationally regarded for his expertise and skill in real estate development and is widely acclaimed as one of the largest industrial real estate builders and developers in Los Angeles, California. Mr. Bonin is a stockholder, corporate client, investor and profit sharing partner in specific corporate projects.

ITEM   10    EXECUTIVE   COMPENSATION



    SUMMARY    COMPENSATION TABLE    LONG  TERM

              Annual Compensation            Awards  Payouts

Name-Principal  Yr  Compensation Bonus     Other 	 Restricted   Options
LTIP
POSITION                                  Payable  Stock Award
SARs(Layouts($)

KENT G.WYATT   2003   $120,000 *  N/A        N/A       N/A      N/A     N/A
CEO/Pres.
		   2002   $120,000    N/A        N/A       N/A      N/A     N/A

SARAH E WYATT  2003   $60,000 **  N/A        N/A       N/A      N/A     N/A
Corp.Sec.
       	   2002   $60,000     N/A        N/A       N/A      N/A     N/A

* Although the Board has approved compensation of $120,000 for Mr. Wyatt, he accrued the compensation for the fiscal year.

** Ms. Wyatt accepted restricted stock as compensation for 2003.

Employment Contracts: Other than the annual compensation established each year by the Board of Directors for the CEO/ President and Corporate Secretary, there are no employment contracts in place.

There are no SAR's.

Long Term Incentive Plan ("LTIP") Awards - There are no long-term incentive plans in place. The Board has authorized management of the Registrant to investigate various insurance programs and to use its discretion to secure a program; which, if purchased, would also provide for management succession and continuation of Registrant operations.

Compensation of Directors:   There is no cash compensation for directors
other than expenses directly associated with Director Meetings. Two of the previous Directors were granted a total of 325,000 warrants at $.25 on May 4, 1999. The warrants were granted for director services and commitments to advise the Registrant. The shares expire on February 28,2009. No warrants have been exercised to date.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

	The following table sets forth information as to the shares of common stock owned as of February 28,2003.

	1. Each person who beneficially owns, so far as the Registrant has been able to ascertain, more than 5% of the 22,302,444 actual outstanding shares of the Registrant. An additional 1,530,000 lost/ cancelled and replaced shares remain outstanding on the books.

	2.  Each director.

	3.  Each of the officers named in the summary compensation table.

	4. All of the directors and officers as a group unless otherwise indicated in the footnotes below are subject to community property laws where applicable, the persons as to whom information is given has sole investment power over the shares of common stock.


TITLE OF    PRINCIPAL AND/OR       	   AMOUNT AND NATURE OF        PERCENT
OF CLASS    BENEFICIAL OWNER           BENEFICIAL OWNER            OF CLASS

Common      Kent G. Wyatt             7,410,000 (1)                33.9 %
Common      Sarah E. Wyatt            5,035,000 (1A)               23.0.%
Common 	K & S Wyatt (J/T)		    950,000 (1)			  4.3 %
Common      Glen Schlosser               65,000 (2)                  .3 %
Common      Michael Edwards.             55,000 (3) 			   .2 %
Common      Ramon Bonin                 590,000 (4)                 2.7 %


Footnotes to Item 4 ( percentages based on 21,852,444 actual shares outstanding):

(1) Kent Wyatt is President / CEO and beneficial owner of the common shares listed including shares held in joint-tenancy (J/T) with Sarah Wyatt, and as trustee, 400,000 shares held in-trust for Kent Wyatt Jr. and Lisa Wyatt.

(1A) Sarah Wyatt is Secretary, Director and beneficial owner of 5,025,000 shares listed plus shares held in joint-tenancy (J/T) with President / CEO and husband Kent Wyatt.

(2) Glen Schlosser, Treasurer, Director and beneficial owner of 65,000 shares at fiscal year-end.

(3) Michael Edwards, Director and beneficial owner of 55,000 shares at fiscal year-end..

(4) Ramon Bonin beneficial owner of 590,000 shares at fiscal year end is a stockholder, investor and profit participation partner in specific projects.

(5) Percentages are based on 21,852,444 actuasl shares outstanding. An additional 1,530,000 shares which were lost/cancelled and replaced remain outstanding on corporate books.

ITEM 12.   CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS

There have been no material transactions in the past two years or proposed transactions to which the Company has been or proposes to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved other than the corporate offices and production facility the company rents under a standard commercial property lease from Kent Wyatt Sr., President and CEO the primary stockholder.


ITEM 13.   EXHIBIT LIST

See most recent FORM 10SB/A filing for Articles of Incorporation and By-Laws Certificate Amending Articles of Ad Show Network, Inc. to Atlantic Syndication Network, Inc. Articles of Incorporation ( Casino Consultants, Inc.) By-Laws of Registrant, all Material Contracts and Exhibits.

Form 8-K Reports Filed.

    S-8 Stock Issued

    Auditor Resignation


		   		    SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


						Atlantic Syndication Network, Inc.


	Dated June 20,2003			By:	/s/ KENT G. WYATT, SR.

							_____________________
							Kent G. Wyatt, Sr.
							President and Chief
							Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature			Title					Date

	__________________
	Kent G. Wyatt, Sr.	Chief Executive Officer		June 20,2003

					Director
	__________________
	Glenn Schlosser		Treasurer				June 20,2003
					Director