Form 10QSB
period 2003-05-30
ATLANTIC SYNDICATION NETWORK INC
filed 2003-07-10
CIK 1085129

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-----------------------------------------------------------------------

 				   FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


		  For the quarterly period ended ______ May 31,2003 ______

					 OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	 EXCHANGE ACT OF 1934

For the transition from ______________ to ________________


			Commission File Number ___ 0-26383 ___



                 ATLANTIC SYNDICATION NETWORK, INC.
-----------------------------------------------------------------------
          (Exact name of Small Business Issuers in Its Charter)

             NEVADA                                    88-0325940
  ---------------------------------                 ----------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)               Identification Number)


 6125 West Edna Ave,  Las Vegas, Nevada                  89146
-----------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)


                              (702) 388-8800
-----------------------------------------------------------------------
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

Common Stock, $.001 par value 21,852,444 as of May 31,2003.

  	           ATLANTIC SYNDICATION NETWORK, INC.

					INDEX



PART 1.  FINANCIAL INFORMATION



	Item 1. Financial Statements	                                  1


Unaudited Interim condensed Balance Sheet     	                      2
as of May 31, 2003

Unaudited Interim condensed Statements of Operations                  3
for the three months ended May 31,2003 and 2002

Unaudited Interim condensed Statements of Cash Flows                  4
for the three months ended May 31,2003 and 2002

Notes to Unaudited Condensed Financial Statements        		    5



	Item 2.  Management's Discussion and Analysis of
	         Financial Condition and Results of Operations          6

Risk Factors                                                          7

PART II.  OTHER INFORMATION                                           9

	Item -

SIGNATURES

INDEX TO EXHIBITS

ITEM 1.   FINANCIAL STATEMENTS


	As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended May 31,2003 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages 1 through 5 and are incorporated herein by this reference.

                      PART I - FINANCIAL STATEMENT

                   Condensed Consolidated Balance Sheet
                        For the Three Months Ending
                               (Unaudited)
ASSETS                                                      May 31
2003

Current Assets
	Cash                                                 $   -
Due From Minority Stockholder			                  50,000
	Prepaid Media          					      12,550
                                                            ------
         Total current assets					      62,550
                                                            ------
Property and equipment - net                                55,756
                                                            ------
            Other Assets
    Project development costs                              452,856
    Amortization Project development                      (375,848)
                                                          --------
Total - Other Assets       	                              88,358
                                                          --------
Total assets                                             $ 206,664
                                                          --------
      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable                                 $ 43,868
         Accrued Rent                                      143,600
         Notes Payable (Current Portion)                    10,000
         Refundable deposits                                10,000
	   Due to Stockholders                               331,293
                                                           -------
             Total Current Liabilities                     538,761

Long Term liabilities                                       57,417
                                                            ------
Total liabilities                                          596,178
                                                           -------
Stockholders equity
  Preferred stock $.01 par value:Authorized
  500,000 shares; Issued and outstanding - none.
  Common stock $.001 par value:Authorized 50,000,000;
  Issued and outstanding 21,852,444 at 5-31-03
  and 21,854,444 at February 28,2003, respectively         21,852
  Additional paid-in capital                            1,491,241
  Retained earnings (deficit)                          (1,835,204)
  Net income (loss )                                      (67,403)
                                                        ----------
    Net stockholders' equity                             (389,514)
                                                        ----------
Total liabilities and stockholders' equity               $206,664


See accompanying notes.              2



                                                                ATLANTIC
SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Operations
                         For the Three Months Ended
( Unaudited )


					                  May 31,        May 31,
								    2003		 2002



Net revenue							$ 15,000	     $   -


Costs and expenses:

  Amortization expense                            9,594           18,668
  Depreciation expense                            3,613            4,895
  General and administrative expenses            69,142           96,190
  (less)Capitalization-project development cost     -                -
                                                 --------        --------
   Total operating expenses                       82,349         119,753
                                                 --------        --------
   Operating Income (loss)                       (67,349)       (119,753)

Interest Income                                      -                -
Interest Expense                                   (54)             (159)
Other (expense) income                               -               -
                                               ----------       ---------
(Loss) before income taxes                      (67,403)        (119,912)

Income tax provision (benefit)                       -               -
                                               ----------       ---------
Net Income (loss)                              $ (67,403)      $(119,912)




Net (loss) per share of common stock           $  (0.003)       $  (0.01)
                                               ----------       ---------
Weighted average shares
outstanding during the period                   21,852,444     17,779,277
                                               -----------      ---------









See accompanying notes.			  3






                     ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Cash Flows
                         For the Three Months Ended
( Unaudited)


						                May 31       May 31
							  	       2003         2002


Net Cash Flow from Operating Activities:

   Net Income (loss)                                 $(67,403)  $(119,912)
   Adjustments to reconcile Net Income to Cash      ---------   ---------
     provided by (used in) Operating Activities:
   Depreciation and Amortization                       13,207      23,563
   Other changes in Operating Assets and Liabilities   53,190        (55)
   Stock issued for Services in Lieu of Cash              -        28,500
                                                       -------    --------
   Total adjustments                                   66,397      52,008
                                                       -------   ---------
Net Cash provided by Operating Activities              (1,006)    (67,904)
                                                      --------    --------
Cash Flows from Investing Activities:

	Property and Equipment                              -         (250)
	Other Assets                                        -           -
                                                       -------   --------
Net cash (used) by Investing Activities                   -         (250)
                                                       -------   --------
Cash Flows from Financing Activities:

	Notes Payable                                       -           25
      Due to stockholders                                 -       68,128
	Funds raised from Stock Issued                      -          -
                                                      -------    -------
Net Cash  (used) by Financing Activities                  -       68,153
                                                      -------    --------
Increase (decrease) in Cash and Cash equivalents       (1,006)       -

Cash at Beginning of period                             1,006        -
                                                       -------    -------
Cash at End of Period                                $     -      $  -
                                                       -------    -------
Supplemental Cash Flow Information

		Interest paid                            $    54      $  159
                                                       -------    -------
	Non-cash items

		Stock Issued in Lieu of Cash             $    -      $ 28,500
                                                       -------    --------



See accompanying notes.              4

ATLANTIC SYNDICATON NETWORK, INC.

Notes to Unauditied Interim Condensed Financial Statements for the Period Ending May 31,2002

Note 1 - BASIS OF PRESENTATION

The interim financial statements at May 31,2002 and for the three month period ended May 31,2003 and 2002 are unaudited, but include all adjustments which management considers necessary for a fair presentation. The February 28,2003 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10K-SB for the year ended February 28,2003. The audited financial statements as of February 28,2003 refer to a going concern issue. This issue still exists as of May 31,2003. The accompanying unaudited interim financial statements for the three month period ended May 31,2003 and 2002 are not necessarily indicative of the results which can be expected for the entire year.

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

Note 2 - COMMON STOCK

During the quarter ending May 31,2003, the Company did not issue shares of 144 restricted common stock during this period.

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

Other income is generated by: (1) third party consulting services for project development; script, layout, production, editing and distribution of the product (2) third party video post production services and (3) web design, its implementation and internet streaming (4) C.D. or videotape sales. Additional revenues may be derived from the sale of related products advertised during the course of a show that complement and add value to the original product or videotape being sold on television.

RECENT SALES OF SECURITIES: The Registrant had no stock issuances within the last three months.

As of May 31,2003, there are 21,852,444 shares issued and outstanding.
Of this amount, 3,408,267 shares are now available on OTCBB, whereas 18,444,177 shares have been and/or they are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

RESULTS OF OPERATIONS:

ASNi's focus has been (a) consulting and production of client websites and
(b) pre-production of the projected show "Living Well-Looking Good", (c) evaluating structure to secure additional funding and (d) meeting with potential advertisers and guests for projects scheduled. Company shows were not being aired on televison during this period. It is anticipated during this fiscal year the company will be able to secure additional funding and resume production of its in-house shows, its third party productions including commercials and informercials. Once distribution of ASNi shows is in place, income will also be generated from the advertisers and sponsors of these shows

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for corporate interview videos or outside third party production for commercials or informercials during the various stages of work and upon completion of each contract.

ATLANTIC SYNDICATION NETWORK, INC. had $15,000 in revenues for the three months ended May 31,2003. During this quarter, the Company incurred $66,397 of operating expenses. The net operating expenses for the three months ended May 31,2003 decreased $37,404 over the three months ended
May 31,2002. This was attributable to a decrease in depreciation and amortization of $10,356 and decrease in general and administrative expenses of $27,048.


SUBSEQUENT EVENTS    -   None


LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at May 31,2003 was $0, the same as of May 31,2002.

Working capital at May 31, 2003 was a negative ($476,2000). Liabilities currently include a net of $474,893 due the principal stockholders. Although $474,893 of this has been and is currently due, no demand has been made upon the company for payment.

During the last three months March 1 to May 31,2003, the Company did not convert any outstanding corporate debt into common shares of stock. Management will continue its effort to convert additional notes, debt and/or services provided into equity when possible.

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

Nature of the Entertainment Industry: The television, merchandising and direct-to-video industries are highly speculative and historically have involved a substantial degree of risk. The success of a tele-vision show, series or video production depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Company's production and other costs. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, the general economic conditions and public taste and include intangible factors, all of which change rapidly and connot be predicted with certainity. Therefore, there is a risk that some or all of the Company's projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

Competition: The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. The Company competes with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources. Although the number of outlets available to producers has increased with the emergence of new broadcast stations, the number of time slots available to independent producers remains limited. More-over, because license fees in the United States have dropped substan-tially recently, companies that do not rely on U. S. broadcast license fees to finance the production of programming have achieved a compet-itive advantage. These companies now serve as an additional source of competition for the limited slots avail-able to independent compan-ies. As a result of these factors, the Company will expand it's crea-tive and distribution effort but cannot make assur-ances that it will be able to remain competitive. Niche market programs such as Martial Arts that are currently popular may not sustain their popularity and new programs may not become popular.Each program (or show) is an individual artistic work, and consumer reaction will determine its commercial success. Management cannot assure the stock-holders that it will be able to continue to create entertaining episodes for the Company's programs or that it will be able to create new programs that are appealing or saleable to broadcasters.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. This Report may contain statements that constitute "forward-looking information or statements" within the meaning of Section 21E of the Securities Exchange Act, 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "approximately","anticipate", "believe", "plan", "should", "scheduled", "will", "may", "projected" "benefit" "upcoming" "strategic" "demonstrated" "quality", "added value" and sim-ilar expressions or variations thereof intended to identify forward-look-ing statements. Such statements may appear in this or other filings and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, (b) the business and growth strategies of the Company, and (c) the Company's objectives, planned or expected activities and anticipated financial performance. Potential investors and stockholders of the Comany are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and the actual results may differ materially from those projected in this or other corporate reports, for the reasons, amoung others, discussed in the Section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the "Risk Factors" described in this or other documents the Company files from time to time with the Securities and Exchange Commission, including all Quarterly Reports filed on Form 10Q-SB by the Company and the Corporate 10K annual report filed each year or Corporate information filed intermittently on Form 8-K.

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

Atlantic Syndication Network, Inc.

Dated July 10, 2003                      By:     /s/ KENT G. WYATT, SR.

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



  Signature                            Title                         Date

/s/ KENT G. WYATT, SR.         Chief Executive Officer           July 10, 2003
  __________________                  Director
  Kent G. Wyatt, Sr.


  /s/ GLENN SCHLOSSER           Treasurer, Director              July 10, 2003
  __________________
  Glenn Schlosser

CERTIFICATION

I, Kent Wyatt, certify that:

1. I have reviewed this quarterly report on 10QSB of Atlantic Syndication Network, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation
Date'); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/    Kent Wyatt, Sr.
------------------------------------------------------------------------

Kent Wyatt, Sr.
President and Chief Executive Officer
Date: July 10, 2003

I, Glenn Schlosser, certify that:

1. I have reviewed this quarterly report on 10QSB of Atlantic Syndication Network, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation
Date'); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/S/    Glenn Schlosser
------------------------------------------------------------------------

Glenn Schlosser
Chief Financial Officer
Date: July 10, 2003