Form 10QSB
period 2003-08-31
ATLANTIC SYNDICATION NETWORK INC
filed 2004-01-20
CIK 1085129

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-----------------------------------------------------------------------

 				   FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


		  For the quarterly period ended ______ November 30,2003 ______

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

Common Stock, $.001 par value 22,367,444 as of November 30,2003.

  	           ATLANTIC SYNDICATION NETWORK, INC.

					INDEX



PART 1.  FINANCIAL INFORMATION



	Item 1. Financial Statements	                                  1


Unaudited Interim condensed Balance Sheet     	                      2
as of November 30, 2003

Unaudited Interim condensed Statements of Operations                  3
for the three months ended November 30,2003 and 2002

Unaudited Interim condensed Statements of Operations                  4
for the nine months ended November 30,2003 and 2002

Unaudited Interim condensed Statements of Cash Flows                  5
for the nine months ended November 30,2003 and 2002

Notes to Unaudited Condensed Financial Statements        		    6



	Item 2.  Management's Discussion and Analysis of
	         Financial Condition and Results of Operations          7

Risk Factors

PART II.  OTHER INFORMATION                                           9

	Item -

SIGNATURES

INDEX TO EXHIBITS

ITEM 1.   FINANCIAL STATEMENTS


	As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended November 30,2003 and statements of operations and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages 1 through 5 and are incorporated herein by this reference.

                     PART I - FINANCIAL STATEMENT
                     Atlantic Syndication Network, Inc.
                   Condensed Consolidated Balance Sheet
                        For the Three Months Ending
                               (Unaudited)
ASSETS                                                   November
	                                                       2003
Current Assets
	Cash                                                 $   -
Due From Minority Stockholder			                  50,000
	Prepaid Media          					      12,550
                                                            ------
         Total current assets					      62,550
                                                            ------
Property and equipment - net                                44,967
                                                            ------
            Other Assets
    Project development costs                              452,856
    Amortization Project development                      (422,078)
    Refundable Deposit	                                    11,350
                                                          --------
Total - Other Assets       	                              42,128
                                                          --------
Total assets                                             $ 149,644
                                                          --------
      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable                                 $ 44,096
         Accrued Rent/ stockholder                         153,125
         Notes Payable (Current Portion)                    50,103
         Refundable deposits                                10,000
	   Due to Stockholders                               416,768
                                                           -------
             Total Current Liabilities                     674,093

Long Term liabilities
        Long-term debt
              ( net of current portion)                     17,010
                                                           -------
              Long-term liabilities                         17,010
                                                           -------
Total liabilities                                          691,104
                                                           -------
Stockholders equity
  Preferred stock $.01 par value:Authorized
  500,000 shares; Issued and outstanding - none.
  Common stock $.001 par value:Authorized 50,000,000;
  Issued and outstanding 22,367,444 at November-30-03
  and 21,852,444 at February 28,2003, respectively          22,367
  Additional paid-in capital                             1,521,626
  Retained earnings (deficit)                           (1,835,204)
  Net income (loss )                                      (250,247)
                                                        ----------
    Net stockholders' equity                              (541,458)
                                                        ----------
Total liabilities and stockholders' equity                $149,644

See accompanying notes.              2



                   ATLANTIC SYNDICATION NETWORK, INC.
               Condensed Consolidated Statement of Operations
                         For the Three Months Ended
                                 ( Unaudited )


					                 November 30,     November 30,
								    2003		 2002



Net revenue							$    -  	     $   -


Costs and expenses:

  Amortization expense                           18,608           18,668
  Depreciation expense                            4,895            4,895
  General and administrative expenses            41,913           84,925
  (less)Capitalization-project development cost     -                -
                                                 --------        --------
   Total operating expenses                      65,416          108,448
                                                 --------        --------
   Operating Income (loss)                      (65,416)        (108,448)


Interest Income                                      -                -
Interest Expense                                  (100)           (4,449)
Other (expense) income                              -                -
                                               ----------       ---------
(Loss) before income taxes                      ( 65,515)       (112,937)

Income tax provision (benefit)                       -               -
                                               ----------       ---------
Net Income (loss)                              $ (65,515)      $(112,937)




Net (loss) per share of common stock           $  (0.00)       $  (0.01)
                                               ----------       ---------
Weighted average shares
outstanding during the period                   22,067,444     17,923,444
                                               -----------      ---------









See accompanying notes.			  3




 TLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Operations
                         For the Nine Months Ended
					( Unaudited )


					                November 30,    November 30,
								    2003		 2002



Net revenue							$ 15,000 	     $   -


Costs and expenses:

  Amortization expense                           55,824           56,004
  Depreciation expense                           14,685           14,685
  General and administrative expenses           194,339          265,788
  (less)Capitalization-project development cost     -                -
                                                 --------        --------
   Total operating expenses                     264,848          336,477
                                                 --------        --------
   Operating Income (loss)                     (249,848)        (336,477)


Interest Income                                      -                -
Interest Expense                                   (399)          (4,777)
Other (expense) income                              -                -
                                               ----------       ---------
(Loss) before income taxes                      (250,247)       (341,254)

Income tax provision (benefit)                       -               -
                                               ----------       ---------
Net Income (loss)                              $(250,247)      $(341,254)




Net (loss) per share of common stock           $  (0.01)       $  (0.02)
                                               ----------       ---------
Weighted average shares
outstanding during the period                   22,067,444     17,923,444
                                               -----------     ----------









See accompanying notes.			  4




                     ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Cash Flows
                        For the Nine Months Ended
					( Unaudited)


						             November 30   November 30
							  	       2003         2002


Net Cash Flow from Operating Activities:

   Net Income (loss)                                 $(250,247)  $(341,255)
   Adjustments to reconcile Net Income to Cash      ---------   ---------
     provided by (used in) Operating Activities:
   Depreciation and Amortization                       70,509     70,689
   Other changes in Operating Assets and Liabilities  (5,482)     (1,646)
   Stock issued for Services in Lieu of Cash            9,900     36,060
                                                       -------    --------
   Total adjustments                                   74,927    105,103
                                                       -------   ---------
Net Cash provided by Operating Activities            (175,320)   (236,152)
                                                      --------    --------
Cash Flows from Investing Activities:

	Property and Equipment                           (580)      (1,291)
	Other Assets                                        -           -
                                                       -------   --------
Net cash (used) by Investing Activities                (580)      (1,291)
                                                       -------   --------
Cash Flows from Financing Activities:

	Notes Payable                                       -       15,725
      Due to stockholders                            154,900     216,468
      Refundable deposits
	Funds raised from Stock Issued                  21,000       5,250
                                                      -------    -------
Net Cash  (used) by Financing Activities              175,900    237,443
                                                      -------    --------
Increase (decrease) in Cash and Cash equivalents          -          -

Cash at Beginning of year                                 -          -
                                                       -------    -------
Cash at End of Period                                $    -      $   -
                                                       -------    -------
Supplemental Cash Flow Information

		Interest paid                            $   399      $ 4,777
                                                       -------    -------
	Non-cash items

		Stock Issued in Lieu of Cash             $ 9,900     $ 36,060
                                                       -------    --------




See accompanying notes.              5

ATLANTIC SYNDICATON NETWORK, INC.

Notes to Unauditied Interim Condensed Financial Statements for the Period Ending November 30,2003

Note 1 - BASIS OF PRESENTATION

The interim financial statements at November 30,2003 and for the three month period ended November 30,2003 and 2002 are unaudited, but include all adjustments which management considers necessary for a fair presentation. The February 28,2003 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10K-SB for the year ended February 28,2003. The audited financial statements as of February 28,2003 refer to a going concern issue. This issue still exists as of November 30,2003. The accompanying unaudited interim financial statements for the three month period ended November 30,2003 and 2002 are not necessarily indicative of the results which can be expected for the year.

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

Note 2 - COMMON STOCK

During the quarter ending November 30,2003, the Company issued 200,000 shares of 144 restricted common stock valued at $12,000 and 100,000 shares of S-8 common stock valued at $6,000. previously committed to be issued for outside services rendered.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Risk Factors" listed, including information provided in Company's Annual 10K-SB

Registrant develops, produces, and distributes television programs and specific projects created for domestic and international markets. The goal is to produce effective television programming, third party commercials or commissioned projects and be known as a notable provider of niche market television, corporate videos and infomercials.

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

RECENT SALES OF SECURITIES: The Registrant had the following 144 restriced and S-8 common stock issuances within the last three month as described below.

Reference: Stock issued for services rendered.

EFFECTIVE               NO. OF
DATE       CLASS        SHARES    CONSIDERTION   AMOUNT  P/SHARE   NAME
-------  --------     ---------   ------------   ------  -------  -------
10/08/03   S-8          100,000     Services     $6,000    .06     S.Cole
10/31/03   Common       200,000     Purchase    $12,000    .06     R.Trice
                        -------                 -------
Total                   300,000                 $18,000


As of November 30,2003, there are 22,367,444 shares issued and outstanding.
Of this amount,3,598,267 shares are now available on OTCBB, whereas 18,769,177 shares have been and/or they are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act

RESULTS OF OPERATIONS:

ASNi's focus has been (a) developing projects with a workable structure to take advantage of streaming video on the internet (b) pre-production of the projected show "Living Well-Looking Good", (c) consulting with numerous corporate funding experts (d) evaluating the potential of the various options made available to secure needed funding and (d) meeting with potential joint-venture partners, investors and sponsors for infomercial projects. Company shows were not being aired on televison during this period. It is anticipated during this fiscal year the company will be able to secure additional funding and resume production of its in-house shows, its third party productions including commercials and informercials. Once distribution of ASNi shows is in place, income will also be generated from the advertisers and sponsors of these shows

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for corporate interview videos or outside third party production for commercials or informercials during the various stages of work and upon completion of each contract.

ATLANTIC SYNDICATION NETWORK, INC. had $ - 0 - in revenues for the three months ended November 30,2003. During this quarter, the Company incurred $65,515. of operating expenses. The net operating expenses were less than the period ended November 30,2002 due to less accrued salaries.

SUBSEQUENT EVENTS - None

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at November 30, 2003 was $0, the same as of November 30, 2002.

Working capital at November 30, 2003 was a negative ($611,543). Liabilities currently include accrued studio and rent expense of ($153,125) and a net of ($416,768) due investors & principal stockholders. Although this amount is due the amount expected to be paid within the year is approximately $260,265.

During the last three months September 1 to November 30, 2003, the Company did not convert any outstanding corporate debt into common shares of stock. Management will continue its effort to convert additional notes, debt and /or services provided into equity when possible.

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

Nature of the Entertainment Industry: The television, merchandising and direct-to-video industries are highly speculative and historically have involved a substantial degree of risk. The success of a tele-vision show, series or video production depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Company's production and other costs. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, the general economic conditions and public taste and include intangible factors, all of which change rapidly and cannot be predicted with certainity. Therefore, there is a risk that some or all of the Company's projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

Competition: The creation, development, production and distribution of television programming, together with the exploitation of the proprie-tary rights related to such programming, is a highly competitive business. The Company competes with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources. Although the number of outlets available to producers has increased with the emergence of new broadcast stations, the number of time slots available to independent producers remains limited. More-over, because license fees in the United States have dropped substantially recently, companies that do not rely on U. S. broadcast license fees to finance the production of programming have achieved a competitive advantage. These companies now serve as an additional source of competition for the limited slots avail-able to independent compan-ies. As a result of these factors, the Company will expand it's crea-tive and distribution effort but cannot make assur-ances that it will be able to remain competitive. Niche market programs such as Martial
Arts that are currently popular may not sustain their popularity and new programs may not become popular.Each program (or show) is an individual artistic work, and consumer reaction will determine its com-mercial success. Management cannot assure the stock-holders that it will be able to continue to create entertaining episodes for the Company's programs or that it will be able to create new programs that are appealing or saleable to broadcasters.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. This Report may contain statements that constitute "forward-looking information or statements" within the meaning of Section 21E of the Securities Exchange Act, 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "approximately","anticipate", "believe", "plan", "should", "scheduled", "will", "may", "projected" "benefit" "upcoming" "strategic" "demonstrated" "quality", "added value" and similar expressions or variations thereof intended to identify forward-looking statements. Such statements may appear in this or other filings and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, (b) the business and growth strategies of the Company, and (c) the Company's objectives, planned or expected activities and anticipated financial performance. Potential investors and stockholders of the Comany are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and the actual results may differ materially from those projected in this or other corporate reports, for the reasons, amoung others, discussed in the Section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the "Risk Factors" described in this or other documents the Company files from time to time with the Securities and Exchange Commission, includ-ing all Quarterly Reports filed on Form 10Q-SB by the Company and the Corporate 10K annual report filed each year or Corporate information filed intermittently on Form 8-K.

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


Atlantic Syndication Network, Inc.

        By:/S/Kent G. Wyatt Sr.
 	      President                                November 30, 2003
		Director

        By: /S/ Glenn Schlosser
             Treasurer				           November 30, 2003
		 Director
























CERTIFICATION
I, Kent Wyatt, certify that:

1. I have reviewed this quarterly report on Form 10-SB of Atlantic Syndication Network, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, nor is it misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quartlery report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

/S/    Kent Wyatt, Sr.

Kent Wyatt, Sr.
President and Chief Executive Officer
Date: January 12, 2004
CERTIFICATION
I, Glenn Schlosser, certify that:

1. I have reviewed this quarterly report on Form 10-SB of Atlantic Syndication Network, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, nor is it misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quartlery report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

/S/    Glenn Schlosser

Glenn Schlosser
Chief Financial Officer
Date: January 12, 2004






9