Form 10QSB/A
period 2003-11-30
ATLANTIC SYNDICATION NETWORK INC
filed 2004-02-17
CIK 1085129

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

  	           ATLANTIC SYNDICATION NETWORK, INC.

					INDEX



PART 1.  FINANCIAL INFORMATION



	Item 1. Financial Statements	                                  1


Un-audited Interim condensed Balance Sheet     	                      2
as of November 30, 2003

Un-audited Interim condensed Statements of Operations                  3
for the three months ended November 30,2003 and 2002

Un-audited Interim condensed Statements of Operations                  4
for the nine months ended November 30,2003 and 2002

Un-audited Interim condensed Statements of Cash Flows                  5
for the nine months ended November 30,2003 and 2002

Notes to Un-audited Condensed Financial Statements        		    6



	Item 2.  Management's Discussion and Analysis of
	         Financial Condition and Results of Operations          7

Risk Factors

PART II.  OTHER INFORMATION                                           9

	Item -

SIGNATURES

INDEX TO EXHIBITS

ITEM 1.   FINANCIAL STATEMENTS


	As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Un-audited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended November 30,2003 and statements of operations and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceding year, are attached hereto as pages 1 through 5 and are incorporated herein by this reference.

                     PART I - FINANCIAL STATEMENT
                     Atlantic Syndication Network, Inc.
                   Condensed Consolidated Balance Sheet
                        For the Three Months Ending
                               (Un-audited)
ASSETS                                                   November
	                                                       2003
Current Assets
	Cash                                                 $   -
Due From Minority Stockholder			                  50,000
	Prepaid Media          					      12,550
                                                            ------
         Total current assets					      62,550
                                                            ------
Property and equipment - net                                44,967
                                                            ------
            Other Assets
    Project development costs                              452,856
    Amortization Project development                      (422,078)
    Refundable Deposit	                                    11,350
                                                          --------
Total - Other Assets       	                              42,128
                                                          --------
Total assets                                             $ 149,644
                                                          --------
      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable                                 $ 44,096
         Accrued Rent/ stockholder                         153,125
         Notes Payable (Current Portion)                    50,103
         Refundable deposits                                10,000
	   Due to Stockholders                               416,768
                                                           -------
             Total Current Liabilities                     674,093

Long Term liabilities
        Long-term debt
              ( net of current portion)                     17,010
                                                           -------
              Long-term liabilities                         17,010
                                                           -------
Total liabilities                                          691,104
                                                           -------
Stockholders equity
  Preferred stock $.01 par value: Authorized
  500,000 shares; Issued and outstanding - none.
  Common stock $.001 par value: Authorized 50,000,000;
  Issued and outstanding 22,367,444 at November-30-03
  and 21,852,444 at February 28,2003, respectively          22,367
  Additional paid-in capital                             1,521,626
  Retained earnings (deficit)                           (1,835,204)
  Net income (loss )                                      (250,247)
                                                        ----------
    Net stockholders' equity                              (541,458)
                                                        ----------
Total liabilities and stockholders' equity                $149,644

See accompanying notes.              2



                   ATLANTIC SYNDICATION NETWORK, INC.
               Condensed Consolidated Statement of Operations
                         For the Three Months Ended
                                 (Un-audited)


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




 TLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Operations
                         For the Nine Months Ended
					(Un-audited)


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




                     ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Cash Flows
                        For the Nine Months Ended
					(Un-audited)


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

ATLANTIC SYNDICATON NETWORK, INC.

Notes to Un-audited Interim Condensed Financial Statements for the Period Ending November 30,2003

Note 1 - BASIS OF PRESENTATION

The interim financial statements at November 30,2003 and for the three month period ended November 30,2003 and 2002 are un-audited, but include all adjustments which management considers necessary for a fair presentation. The February 28,2003 balance sheet was derived from the Company's audited financial statements.

The accompanying un-audited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10K-SB for the year ended February 28,2003. The audited financial statements as of February 28,2003 refer to a going concern issue. This issue still exists as of November 30,2003. The accompanying un-audited interim financial statements for the three month period ended November 30,2003 and 2002 are not necessarily indicative of the results which can be expected for the year.

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

RECENT SALES OF SECURITIES: The Registrant had the following 144 restricted and S-8 common stock issuances within the last three month as described below.

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


As of November 30,2003, there are 22,367,444 shares issued and outstanding.
Of this amount 3,598,267 shares are now available on OTCBB, whereas 18,769,177 shares have been and/or they are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act

RESULTS OF OPERATIONS:

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

Failure to License: Renew of Licenses or Production and Broadcast Agreements. There can be no assurance that any existing programs or programs in production by the Company will be licensed, re-licensed for additional broadcast seasons or renewed for production or, if so licensed or renewed, that the terms of the license agreements, production or broadcast agreements will be as favorable to the company as the previous, existing or projected agreements.

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

Competition: The creation, development, production and distribution of television programming, together with the exploitation of the proprie-tary rights related to such programming, is a highly competitive business. The Company competes with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources. Although the number of outlets available to producers has increased with the emergence of new broadcast stations, the number of time slots available to independent producers remains limited. More-over, because license fees in the United States have dropped substantially recently, companies that do not rely on U. S. broadcast license fees to finance the production of programming have achieved a competitive advantage. These companies now serve as an additional source of competition for the limited slots avail-able to independent companies.
  As a result of these factors, the Company will expand it's crea-tive and distribution effort but cannot make assurances that it will be able to remain competitive. Niche market programs such as Martial
Arts that are currently popular may not sustain their popularity and new programs may not become popular. Each program (or show) is an individual artistic work, and consumer reaction will determine its com-mercial success. Management cannot assure the stockholders that it will be able to continue to create entertaining episodes for the Company's programs or that it will be able to create new programs that are appealing or saleable to broadcasters.

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


Atlantic Syndication Network, Inc.

        By:/S/Kent G. Wyatt Sr.
 	      President                                January 12, 2004
		Director

        By: /S/ Glenn Schlosser
             Treasurer				           January 12, 2004
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

/S/    Glenn Schlosser

Glenn Schlosser
Chief Financial Officer
Date: January 12, 2004

CERTIFICATION PURSUANT TO
SECTION 1350, CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Atlantic Syndication Network, Inc.(the "Company") on Form 10-QSB for the period ending November 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kent G. Wyatt, Sr., President of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of Section 13
(a) or 15 (d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kent G. Wyatt, Sr.
___________________________________
Kent G. Wyatt, Sr.
President
January 12, 2004