Form 10KSB
period 2004-02-28
ATLANTIC SYNDICATION NETWORK INC
filed 2004-06-01
CIK 1085129

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-------------------------------------------------------------------------

 				  FORM 10-KSB
( Mark One )
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the fiscal year ended February 29, 2004


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to his Form 10-KSB. (x)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. ( See definition of affiliate in Rule 12b-2 of the Exchange Act)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 29,2004 the Company has issued and has outstanding 26,312,444 shares of Common Stock.

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

					     PART III
Item 9.  Directors, Executive Officers, Promoters and Control
	   Persons; Compliance With Section 16(a) of Exchange Act ...
Item 10. Executive Compensation....................................
Item 11. Security Ownership of Certain Beneficial Owners and
         Management................................................
Item 12. Certain Relationships and Related Transactions............
Item 13. Exhibit List and Reports .................................
	   Signatures ...............................................
Item 14. Principal Accountant Fees and Services ...................

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

Registrant develops, produces, and distributes television programs and specific projects created for domestic and international markets. The company targets multi-media production with a focus on powerful,effective television programming, third party commissioned projects and niche market television shows, corporate videos and infomercials.

Registrant benefits by using company-owned state-of-the-art post production digital editing equipment. This real-time editing and computer graphic stations have 2D/3D animation capability and conforms to the necessary technology required for the internet, multi-media and broadcast. The company equipment allows the company to produce its television shows and videos at a reduced cost compared to utilizing outside studios and conforms to necessary technology required for broadcast.

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

Library: The Company has retained the proprietary rights associated with most of the programming in its library. Unless the rights are sold and/or granted to licensees. These rights are generally held in perpetuity. The Company intends to add product to its video library by producing new programming as well as purchasing completed programming to distribute to television, cable and the direct-to-video market. A library that includes proprietary programming can be licensed, re-licensed and distributed over a period of time and provide a long term revenue stream.

Pursue Co-Production Partnerships: The Company is currently pursuing potential business opportunities with co-financing partners for various projects, with the goal that risks may be shared. The benefits will include financial, complementary production skills and domestic or foreign distribution for Registrant's projects.

Internet and Alternative Distribution: The Company website is www.asni.tv. The Company intends to benefit by alternative distribution utilizing the internet for its infomercials, corporate videos and television programs. The company is currently building websites including its Intervention project which will include the sale and distribution of products offered such as drug tests, books, corporate audios and videos.

ITEM 2.      DESCRIPTION OF PROPERTY.

The Registrant maintains executive offices at 6125 West Edna in Las Vegas, Nevada. The property includes its corporate headquarters, production and post production studios. Equipment includes digital and beta cameras for on and off-site and a complete editing / graphics facility to fulfill all of ASNi production needs.


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


ITEM 4      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the company's stockholders during the fourth quarter of the fiscal year ended February 29, 2004.


					PART II

ITEM 5. 		MARKET FOR REGISTRANT'S COMMON EQUITY AND
			RELATED SHAREHOLDER MATTERS.


(a) MARKET INFORMATION: The Registrant's common stock is quoted in the NASDAQ Bulletin Board Electronic Quotation Service under the symbol ASNI. The Registrant's common stock price at close of business on February 29,2004 was $.02 per share.

PRICE RANGE: The following table is the range of the high and low bids for the Registrant's common stock for each quarter within the last two fiscal years as determined by over-the-counter market quotations. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                            High       Low
	Fiscal Yr Ending
	Feb 29, 2004
 		First Quarter		  .	.03		.02
		Second Quarter		   	.09		.02
		Third Quarter		   	.10		.02
		Fourth Quarter		   	.22		.02

	Fiscal Yr Ending
	Feb 28, 2003
		First Quarter		   	.24 		.06
		Second Quarter		   	.08 		.01
		Third Quarter		  	.05 		.01
		Fourth Quarter		   	.09 		.02

HOLDERS: The Registrant has approximately 143 common stock shareholders. This excludes the number of beneficial owners whose shares are held in brokerage accounts. The company believes that the number of beneficial holders is in excess of this amount.

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

			  FISCAL YEAR ENDING FEB 29,2004
                  March 1, 2003 to February 28,2004


 DATE   CLASS  # OF SHARES  AMOUNT  Per Share  CONSIDERATION  	NAME


8/13/03  Common   150,000   $9,000.  $.06      Purchase   Krantz Family Tr.
8/18/03  Common    10,000     $600.  $.06	     Services         K.Wyatt Sr
8/18/03  Common    10,000     $600.  $.06      Services            S.Wyatt
8/18/03  Common	 10,000     $600.  $.06	     Services          M.Edwards
8/18/03  Common	 10,000     $600.  $.06	     Services        G.Schlosser
8/18/03  Common	 25,000   $1,500.  $.06	     Services           T.Egland
10/08/03 CommS8   100,000   $6,000.  $.06      Services             S.Cole
10/31/03 Common   200,000  $12,000   $.06      Purchase            R.Trice
1/14/04  Common    25,000   $1,500   $.06      Service             B.Scott
1/15/04  Common    25,000   $1,500   $.06      Service             B.Scott
1/15/04  Common    10,000     $600   $.06      Service            B.Bartes
1/15/04  Common    25,000   $1,500   $.06      Service           M.Edwards
1/15/04  Common    50,000   $3,000   $.06      Service           R.Nielson
1/15/04  Common    50,000   $3,000   $.06      Service           R.Graibus
1/15/04  Common   100,000   $6,000   $.06      Service             T.Keith
1/15/04  Common    50,000   $3,000   $.06      Service          K.Wyatt Jr.
1/15/04  Common 1,000,000  $60,000   $.06  Debt Conversion     K.Wyatt Sr.
1/15/04  Common 2,000,000  $120,000  $.06  Debt Conversion         S.Wyatt
1/15/04  Common    50,000   $3,000   $.06      Service         G.Schlosser
1/15/04  Common    50,000   $3,000   $.06      Service            A.Hunter
1/15/04  Common    10,000     $600   $.06      Service           V.Chorney
1/22/04  Common   200,000  $12,000   $.06      Service  Corporate Momentum
1/26/04  Common   100,000   $7,500   $.075     Purchase          R.Mallion
1/26/04  Common    75,000  $11,250   $.15      Purchase            C.Barth
2/27/04  Common   125,000  $18,750   $.15      Purchase            C.Barth

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

NINJAEROBICS(TM)

An outgrowth of the interest in martial arts including the physical and personal benefits it offers has been the development of exercise classes which focus on martial arts techniques and self-defense. ASNi, recognizing the opportunity, designed and developed "Ninjaerobics", a series of exercise tapes that combines aerobics and self-defense. Several of these shows were produced, but as of this date the Company has not secured a sponsor or joint venture partnership for release or distribution of this series. The Company believes Mr. Kosugi's worldwide fame as The Ninja will provide added impetus for ASNi to market this videotape series through select retail and video outlets, television infomercials and the Internet.

THE STOCK SHOW(TM)

THE STOCK SHOW(TM) is an interview and news format show that introduces public companies, their product and service to the general public. The demand by small companies to create visibility via corporate videos or interview shows offers significant business potential for this series. Publicity is essential for these companies as they compete for investment dollars with the more established or blue chip companies. The nature of questions addressed during interviews includes those that are targeted at the company's latest product or services offered, its key management, company innovations and company goals. The interview is produced as a corporate video for corporate use and/or television and does not promote or offer investment advice and specifically avoids discussing the guest company stock performance and/or its offerings.

Business news presented includes press releases provided to the general public, current events that are timely and relevant as reported in business magazines such as the Wall Street Journal, Forbes, and others. The show is not currently airing or generating income.

INTERVENTION SHATTERS DRUG AND ALCOHOL ABUSE

Recognizing the importance and benefit of reaching families in crisis due to drug and alcohol abuse, ASNi created, developed, and is completing its production project focusing on Intervention, a proven path to treatment and recovery for the disease of addiction. The educational videtapes, entitled, INTERVENTION SHATTERS DRUG AND ALCOHOL ABUSE, were previously scheduled for completion, distribution, and airing. The project was postponed and plans include completion as funds are available. When completed, the tapes will be offered for sale via 1 and 2-minute infomercials and commercials aired on television with an (800) number provided for call-ins.Other outlets for distribution include magazines and the Internet.

It is anticipated that revenues will come from the sale of videotapes to the general public, institutions and agencies concerned with drug and alcohol abuse. The company intends to make in-home drug tests available with the videotapes at a discount from the retail market price. These in-home drug tests are becoming more popular with parents of teenagers, and they are fast, accurate and easy to use. It provides the opportunity to test simultaneously for single or multiple drug use of marijuana, methamphetamines, cocaine, heroin and others at cut-off levels consistent with the National Institute of Drug Abuse.

ASNi intends to purchase product from a manufacturer/wholesaler and supplier of rapid diagnostic tests used by professional clinicians as well as sold over-the-counter to the consumer market. To highlight the home drug test kit potential, it is noted that the sale of this and other "in-home" test kits has become one of the faster growing segments of the pharmacological industry.

INTERVENTION SHATTERS DRUG AND ALCOHOL ABUSE has been developed and videotaped but was postponed due to financial setbacks and post-production problems. Once additional funding has been secured, the final production and post production, airing and distribution of this videotape series will take place.

Registrant intends to participate with the "Angel Heart Foundation" or another entity dealing with drug recovery issues.whose purpose will be to provide a one-time free drug test to concerned parents of teens. It is believed this association and exposure will foster visibility and increase sales for this videotape series, related books and other products.

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


RESULTS OF OPERATION.

During fiscal year-ending February 28,2004, the company incurred a loss of ($418,905) compared to a loss of ( $435,912) for the prior year.The Company had revenues of $15,000 for 2004 and none for 2003. Costs and expenses were $385,149 for 2004 amd amd $398,260. for 2003. Loss per share of $(0.017) for 2004 and $(0.024) for 2003. The decrease is primarily due to having an increase in the amount of shares outstanding.

The Company has directed its effort at developing a weekly series called "Living Well - Looking Good(TM)". which presents a comprehensive look at today's health, beauty and lifestyle options geared towards improving quality of life for todays baby boomers. A feature of the show focuses on compatible treatments that complement traditional western medical practice as well as the latest health discoveries.

The Company's library of shows and developed projects are the principal assets of the Registrant. The Registrant had produced and aired "Masters of the Martial Arts" a weekly series that aired for two years on ICN (International Channel Network). The previous shows developed and produced by the company are currently not airing or generating income.

Registrant has sustained operations with limited revenues during a period that's been devoted primarily to design, development,and packaging of its anticipated productions. The Registrant has created the necessary marketing tools supported by websites and advertising campaigns for this proposed show Living Well - Looking Good(TM) and the upcoming infomercial "Intervention". Management has developed relationships with various media buyers and public relations firms to distribute its shows and has secured vendors to supply various products to be used as added value in the marketing of its infomercials and television shows.

There was no Federal Tax expense for the year ended February 28,2004. The Registrant has a tax loss benefit to carry-forward of approximately $2,900,000 which is available to offset future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

For the fiscal year ended February 29,2004 cash flow came from the issuance of common stock ($58,500) and from advances from shareholders ($216,856). Cash expended on operating expenses was $255,613.

The Company has devoted significant time, effort and resources to obtain private funding to fund the development, production and distribution of our infomercials and television programs. Assumming that expenses remain at the current level, additional cash will be required to complete production and air existing projects in place. The Company will require approximately $500,000 of additional operating capital during the fiscal year ending February 28,2005, The Company intends to secure funds with the release of a private placement; but, it is uncertain whether the required financing will be secured under favorable terms.

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

Dependence upon Key Personnel: Registrant's success depends to a significant extent upon the expertise and services of the President and Chief Executive Officer Kent Wyatt. Although the Registrant has agreements with other key management personnel. the loss of services of Mr. Wyatt and/or other key management personnel could have an adverse effect on the Company business, results of operations and financial con-dition. Registrant has not carried "key man" life insurance on Company executives but the Board of Directors has suggested that when funds are available management secure policies on key company executives.

ITEM 7  Financial Statements


                       ATLANTIC SYNDICATION NETWORK, INC.


                            Financial Statements

                    February 29, 2004 and February 28, 2003





TABLE OF CONTENTS


INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . .  Page       F-1



FINANCIAL STATEMENTS:

     Balance Sheets . . . . . . . . . . . . . . . . .     Page       F-2

     Statements of Operations  . . . .. . . . . . . .     Page       F-3

     Statements of Stockholders' Equity . . . . . . .     Page       F-4

     Statements of Cash Flows  . . . . . . . . . . . .    Page       F-5

NOTES TO FINANCIAL STATEMENTS  . . . . . . . . . . . .    Page       F-6

Larry O'Donnell, CPA, PC
2228 South Fraser Street, Unit 1
Aurora, Colorado 80014

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Atlantic Syndication Networks, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheet of Atlantic Syndication Networks, Inc. as of February 29,2004 and February 28, 2003 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsi-bility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits

I conducted my audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Syndication Networks, Inc. as of February 29,2004 and February 28, 2003, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 9 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Managements plans regarding these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Larry O'Donnell, CPA PC
Aurora, Colorado
May 18, 2004

                    ATLANTIC SYNDICATION NETWORK, INC.
                              Balance Sheets
                           As of Years Ending

                              Assets

				              February 28       February 29
                                         2003               2004
                                       -----------       -----------
Current Assets
     Cash                               $ 1,006           $15,808
     Minority stockholder recievable     50,000
     Prepaid expenses  - deposits        12,550            12,550
                                      ------------        ----------
     Total Current Assets                63,556            28,358
                                      ------------       -----------
Property and Equipment, Net              59,369            44,917
                                    ------------         -----------
     Net Property and Equipment          59,369            44,917
                                   ------------         ------------
Other Assets
    Project Development cost            452,855           452,855
    (Accumulated)Project Develop Cost  (366,254)         (417,366)
    Prepaid rent / deposits              11,350            11,350
                                     ------------        ------------
 Net Other Assets                        97,951            46,839
                                   ------------          ------------
                                      $ 220,876           $120,114
                                    ------------         ------------

                   Liability & Stockholder's Equity

Current Liabilities

     Accounts Payable                $   39,034            $38,162
     Notes payable ( current )           55,704             49,803
     Refundable Deposits                 10,000             10,000
     Notes Due to Stockholder           101,551            141,307
     Accrued Rent Payable Stockholders  124,550            174,150
     Accrued Compensation Due Stkholds  195,138            142,638
                                       ---------          ----------
	Long-term (net current portion)    17,010             17,970
                                       ----------         ----------
Long-Term Liabilities                    17,010             17,970
                                      ------------        ----------
          Total Liabilities             542,987            574,030

Stockholders' Equity
  Preferred Stock, $.01 par value,
  authorized shares 500,000
  issued and outstanding -none
  Common Stock, $.001 par value,
  authorized 50,000,000 shares,
  issued and outstanding 21,852,444
  2-28-03 and 26,312,344 at 2-29-04     21,852               26,312

 Additional Paid-In Capital            1,491,241           1,773,881
 Accumulated (Deficit)                (1,835,204)         (2,254,109)
                                    ------------          ------------
 Net Stockholders' Equity             ($322,111)           (453,916)
                                      ------------        ------------

 Total Liabilities and
 Stockholders' Equity                 $ 220,876            $120,114
                                      ==========          ==========



See Accompanying Notes

                     ATLANTIC SYNDICATION NETWORK, INC.
                          Statement of Operations
                             For the Years Ended


                             February 28                February 29
                                2003                       2004
                           ------------------        -----------------

Net Revenues                  $    -                     $ 15,000
                            ------------------       ------------------

Costs and expenses
     Amortization             $   51,112                 $ 51,112
     Depreciation                 21,245                   14,452
     General/Administrative      325,903                  319,585
                             ------------------     ------------------
Total Operating Expenses         398,260                  385,149
                             ------------------     ------------------
Operating ( Loss)               (398,260)                (370,149)


Interest expense                  37,652                   48,756

Other (expense) income               -                       -
                               ------------------       ---------------

(Loss) Before Income Taxes      (435,912)                (418,905)

ncome Tax Provision (benefit)        -                       -

Net (Loss)                      $ (435,912)              (418,905)
                                  =========              ==========

Net (Loss) Per Share of
  Common Stock                 $    (0.024)               (0.017)
                                   ========              ==========
Weighted Average Shares
  Outstanding During the Period   18,226,781            25,082,225
                                 ===========            ===========

SEE ACCOMPANYING NOTES

                        ATLANTIC SYNDICATION NETWORK, INC.
                        Statements of Stockholders' Equity
                 For the Years Ended Feb 29,2004 and Feb 28, 2003

                                             Additional
                            Common  Stock    Paid-In-   Accumulated   Total
                            Shares  Amount    Capital    Deficit     Equity


Balance as of 2/28/02    17,448,444 $17,448 $1,326,183 ($1,399,292)($55,661)

Sale-unregistered stock     183,000     183    21,017                21,200

Stock-services rendered   4,221,000    4,221   144,041              148,262

Net (loss) for the year                                ($435,912) ($435,912)
                        -----------------------------------------------------
Balance as of 2/28/03    21,852,444 $21,852 $1,491,241 ($1,835,204)($322,111)


Sale-unregistered stock  650,000        650     57,850                58,500

Stock-services rendered  810,000        810     47,790                48,600

Stock issued for
  Debt Conversion      3,000,000      3,000    177,000               180,000

Net (loss) for year                                     ($418,905)  ($418,905)

                       ---------    -------  ----------  ----------  --------

Balance as of 2/29/04  26,312,444   $26,312  $1,773,881 ($2,254,109) $453,916

                   ATLANTIC SYNDICATION NETWORK, INC.
                      Statements of Cash Flows
                         For the Years Ended

                                                February 28   February 29
CASH FLOWS FROM OPERATING ACTIVITIES               2003          2004
- ------------------------------------            ------        -------
   Net Income (Loss)                            $(435,912)    $(418,905)
                                                -----------  -----------
    Adjustments to reconcile Net Income to Cash
    provided by (used in) Operating Activities
      Depreciation / Amortization                  72,357        65,564
      Stock issued for services in lieu of cash   148,262        48,600
      Write-off minority stockholder receivable                  50,000
Other changes in operating assets / liabilites
      Increase(Decrease) in Accounts Payable      (26,419)        (872)

                                                   --------    ----------
        Total Adjustments                         194,200        163,292
                                                   ------------  ---------
Net Cash Provided (Used)
by operating Activities                          (241,712)      (255,613)
                                                   ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------

         Decrease-loan minority shareholders        5,000           -
                                               -------------   -----------
Net Cash (Used) by Investing Activities             5,000           -
                                               -------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
--------------------------------------
        Increase (Decrease)Notes Payable            7,237        (4,941)

        Increase (Decrease) Funds advanced
              by Shareholders                      209,281       216,856

        Funds Raised from Stock Issued              21,200        58,500
                                                 ------------     --------
        Net Cash Provided (Used)
             by Financing Activities               237,718        270,415
                                                 -----------    ---------
Increase(Decrease) in Cash & Cash Equivalents        1,006         14,802

Cash at Beginning of Year                              -            1,006
                                                 -----------     ---------
Cash at End of Year                                 $1,006         15,808
                                                  ----------     ---------
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest Paid                                    37,652         48,756
                                                  ---------      --------
Non-cash Items:

   Debt converted to stock                                        180,000
   Stock issued for services                       148,262         48,600

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

The Company develops and produces commercials, infomercials, business and entertaining shows for distribution via multi-media, the internet, radio and television. It's focus has been niche market and speciality television shows. For example, previous shows and projects include, "The Stock Show," which highlights public companies, their product or service, and their key
management.   Another video series entitled "Intervention" deals with drug and alcohol abuse and targets conerned families of teen abusers. "Maaters of The Martial Arts" featuring Sho Kosugi highlights prominent masters from around the world and targets an audience interested in the art of self defense

The Company has continued to sustain operating losses. Management intended to be fully operational and reporting profits during this fiscal year with the release of the video series, books and drug tests associated with "Intervention". Management is currently seeking additional funding through joint ventures and/or generate funds through a private placement.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Atlantic Syndication Network, Inc. (ASNi), prepares its books and records on the accrual basis for financial reporting and the cash basis for income taxes. The accompanying financial statements represent the transactions for the fiscal years ending February 29, 2004 and February 28, 2003.

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

Long-term Liabilities:

The carrying amounts of the Company's borrowing under its short and long-term, convertible notes and revolving credit card agreements approximate fair value because the interest rates are either fixed or vary based on floating rates identified by reference to market rates. The carrying amounts and fair values of long-term debt are approximated to be one and the same at February 29, 2004 and February 28, 2003 respectively.

Concentrations

The Company revenues in 2004 came from one customer.

Revenue Recognition

Revenue is recognized from sales other than long-term contracts when a product is shipped, a show airs on television and consulting and other services are completed. Revenue on long-term contracts is accounted for principally by the percentage of completion, or at the completion of contractual billing when milestones are possible. At February 29, 2004 and February 28, 2003 there are no long-term contracts requiring revenue recognition.

Advertising

The Company expenses advertising as it occurs. The Company incurred no adver-tising expense for fiscal years ended February 29, 2004 and February 28,2003.

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


NOTE 3 - Property and Equipment

     Property and equipment consisted of the following at,

                                           February 28      February 29
                                              2003              2004

Equipment                                  $ 48,661          $ 48,661
Software                                     39,553            39,553
Leasehold Improvements                       42,380            42,380
                                            --------          --------

Total Property and Equipment               $ 130,594         $ 130,594
(Less) Accumulated Depreciation             (71,225)          (85,677)
                                            ---------        ---------
Total Property and Equipment, Net          $ 59,369          $ 44,917

NOTE 4 - Term Debt

       Term Debt consisted of the following at,


                                            February 28     February 29
                                               2003            2004

Note Payable
Payable to financial institutions,
secured by selected equipment.                $12,112         $12,112

Loan Payable                                   10,000          10,000

Credit Card
Pledged by personal guarantee of major
stockholder, Interest rate at 18%               5,297             -

Bridge loan secured by promissory note
due and payable interest 10%                   28,295           27,691

Convertible Notes Payable
Under a private placement issue, Stock
is sold along with convertible notes.
Since these unsecured notes can be
converted to stock, they are reported
as long-term debt.                             17,010          17,970
                                             ---------        --------

Total Notes Payable                           $72,714          $67,773

(Less) Current Portion                        (55,704)         (49,803)
                                             ---------        --------

Total Long-Term Debt                          $17,010          $17,970
                                             ---------         --------

Scheduled future maturities of notes payable at February 29,2004 are as follows:

         2005                -
         2006                -
         2007                -
         2008
         2009 & after      $17,970



NOTE 5 - Related Party Transactions
                                            February 28      February 29
                                               2003              2004

Monies have been advanced to the Company
by the Company's principal shareholder.
The amount due is:                           $421,239           $458,095

During the years ended February 29,2004 and February 28,2003 the Company accrued rent and interest to its principal stockholder of $124,000 and $112,000 respectively.

During the years ended February 29,2004 and February 28,2003, the company issued 40,000 and 40,000 shares of stock to the Board of Directors for services for a value of $2,400 and $2,400 respectfully. During the year ended February 29,2004, 2,000,000 stock valued at .06 cents per share was issued to the principal shareholder CEO and President in lieu of compensation valued at $120,000 and the corporate secretary received 1,000,000 shares of stock valued at .06 cents per share in lieu of compensation valued at $60,000. 25,000 shares of stock was issued at .06 cents per share for services offered to director Michael Edwards and 50,000 shares of stock issued to director and corporate treasurer Glenn Schlosser.

NOTE 6 - Common Stock

Four convertible notes totaling $9,600 plus interest of $8,376. for a total of $17,920 remain from a private placement previously issued. These notes bear interest at 10%.

As of February 29,2004 there are 26,312,444 shares issued and outstanding. Of this amount, 3,950,141 shares are free trading whereas, 22,362,303 shares are still restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

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

NOTE 8 - Lease Commitments
As of February 28,2003, the Company owes approximately $12,112. total on computer equipment lease commitments. Once funding is in place, management hopes to buy out the existing leases at a discount.

Due to the company's financial condition and managements desire to reduce long-term commitments and the total outstanding debt of the company, effective March 1,2003, the company altered the annual terms of the property lease at 6125 Edna, Las Vegas, Nevada to a month to month tenancy. The Company recognized rent expense of $76,200 for the years ended February 28,2004 and 2003.

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

NOTE 10 - INCOME TAXES
                                            February 28      February 29
                                               2003              2004

The provision for income taxes consisted of:


Current income taxes
         Federal                             $   -            $   -
         State ( Nevada )                    $   -            $   -

Total                                        $   -            $   -


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

                                            February 28      February 29
                                               2003              2004

Tax expense (benefit) at
     U.S. statuatory rate                    $(145,000)       $(140,000)
State income taxes, net of
     Federal benefit (Nevada)
Valuation allowance                            77,000           57,000
Due to stockholders                            68,000           83,000

Total                                            -                -

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at:

                                            February 28      February 29
                                               2003              2004

Deferred tax assets:
    Net operating loss carryforward          $850,000         $950,000

Total gross deferred tax assets              $850,000         $950,000

(Less) valuation allowance                  ($710,000)       ($800,000)

Net deferred tax assets                       140,000          150,000

Deferred tax liabilities
    Accounts payable
    Payable to stockholder

Total gross deferred tax liabilities         (140,000)        (150,000)

Net deferred tax                           $ ---- 0 ----    $ --- 0 ----

There were no payments made for income taxes in fiscal years ending the last day of February 29,2004 and 2003 respectively.

As of February 29,2004, the Company has available for income tax purposes approximately $2,900,000 in federal net operating loss carry forwards which may be used to offset future taxable income. These loss carry forwards begin to expire in year 2008. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code,the Company'stax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could reduce, eliminate, or defer the utilization of these losses.


ITEM 8 Changes in and disagreements with accountants on Accounting and Financial Disclosure:

The Registrant's independent accountant for the year 2002 resigned. Other than the stipulation of this regulation, there were no adverse issues between the company and the accountant. The principal accountant's report on the financial statements for the past two years contains no adverse opinion or disclaimer of opinion. nor were they modified as to un-certainty, audit scope, or accounting principles. There have been no dis-agreements with any former accountants on any matter of accounting prin-ciples or practices, financial statement disclosure, or auditing scope or procedure.

				   PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
	    COMPLIANCE With Section 16 (a ) of the Exchange Act



NAME              AGE        POSITION/OFFICE          TERM     SERVED SINCE


Kent G. Wyatt Sr.  64   Director, President, CEO      1 yr.         9/92
Sarah E. Wyatt     64   Director, Corporate Secretary 1 yr.         9/92
Glen Schlosser     56   Director, Treasurer           1 yr.         4/02
Michael Edwards    51   Director                      1 yr.         4/02



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
LTIP
POSITION                                  Payable  Stock Award
SARs(Layouts($)

KENT G.WYATT   2004    $92,500 *  N/A        N/A       N/A      N/A     N/A
		   2003    $120,000   N/A        N/A       N/A      N/A     N/A
SARAH E WYATT  2004   $35,000 **  N/A        N/A       N/A      N/A     N/A
Corp.Sec.      2003    $60,000    N/A        N/A       N/A      N/A     N/A

* Although the Board approved compensation of $120,000 for Mr. Wyatt and $60,000 respectively for Ms.Wyatt for the fiscal year, each of the parties have agreed to accrue the compensation.

* Mr. Wyatt has accepted restricted stock for $120,000 of compensation due.

** Ms. Wyatt hsa accepted restricted stock for $60,000 of compensation due.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

	The following table sets forth information as to the shares of common stock owned as of February 29,2004.

	1. Each person who beneficially owns, so far as the Registrant has been able to ascertain, more than 5% of the 26,312,444 actual outstanding shares of the Registrant. An additional 1,530,000 lost/ cancelled and replaced shares remain outstanding on the books.

	2.  Each director.

	3.  Each of the officers named in the summary compensation table.

	4. All of the directors and officers as a group unless otherwise indicated in the footnotes below are subject to community property laws where applicable, the persons as to whom information is given has sole investment power over the shares of common stock.



TITLE OF    PRINCIPAL AND/OR       	   AMOUNT AND NATURE OF        PERCENT
OF CLASS    BENEFICIAL OWNER           BENEFICIAL OWNER            OF CLASS


Common      Kent G. Wyatt             9,028,126 (1)                34.3 %
Common      Sarah E. Wyatt            6,020,000 (1A)               22.8.%
Common 	K & S Wyatt (J/T)		    950,000 (1)			  3.6 %
Common      Glen Schlosser              125,000 (2)               .0475 %
Common      Michael Edwards.             90,000 (3) 			.0034 %



Footnotes to Item 4 (percentages are based on 23,382,444 actual shares outstanding):

(1) Kent Wyatt is President / CEO and beneficial owner of 9,028,126 shares listed plus shares held in joint-tenancy (J/T) with Sarah Wyatt, and as trustee, 400,000 shares held in-trust for Kent Wyatt Jr. and Lisa Wyatt.

(1A) Sarah Wyatt is Secretary, Director and beneficial owner of 6,020,000 shares listed plus shares held in joint-tenancy (J/T) with President / CEO and husband Kent Wyatt.

(2) Glen Schlosser, Treasurer, Director and beneficial owner of 125,000 shares at fiscal year-end.

(3) Michael Edwards, Director and beneficial owner of 90,000 shares at fiscal year-end..

(4) Percentages are based on 26,312,444 actuasl shares outstanding. An additional 1,530,000 shares which were lost/cancelled and replaced remain outstanding on corporate books.

ITEM 12.   CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS

There have been no material transactions in the past two years or proposed transactions to which the Company has been or proposes to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved other than the corporate offices and production facility the company rents under a standard commercial property month to month lease from Kent Wyatt Sr., President and CEO the primary stockholder.

ITEM 13.   EXHIBIT LIST

See most recent FORM 10SB/A filing for Articles of Incorporation and By-Laws Certificate Amending Articles of Ad Show Network, Inc. to Atlantic Syndication Network, Inc. Articles of Incorporation ( Casino Consultants, Inc.) By-Laws of Registrant, all Material Contracts and Exhibits.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Larry O'Donnell, CPA, P.C. (O'Donnell) is the Company's principal auditing accountant firm. The Company's Board of Director's has considered whether the provision of audit services is compatible with maintaining O'Donnell's independence.

Audit Fees:  O'Donnell billed for the following professional services:
$1,730 for the fiscal period ending May 31,2003, August 31, 2003; and November 30, 2003; $4,850 for the audit of the annual financial statment of the Company for the fiscal year ended February 29, 2004


		   		    SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


						Atlantic Syndication Network, Inc.


	Dated May 25, 2004		   By: /s/ KENT G. WYATT, SR.

							-----------------------							Kent G. Wyatt, Sr.
							President and Chief
							Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature			Title					Date

	By: /s/ KENT G. WYATT, SR.

	-----------------------------------------------
	Kent G. Wyatt, Sr.	Chief Executive Officer		May 25,2004
					Director

      By: /s/ Glenn Schlosser
	----------------------------------------------
	Glenn Schlosser		Treasurer				May 25,2004
					Director











CERTIFICATION

I, Kent Wyatt, certify that:

1. I have reviewed this annual report on Form 10-KSB of Atlantic Syndication Network, Inc.;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, nor is it misleading with respect to the period covered by this annual report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date and within 90 days prior to the filing date of this annual report (the Evaluation Date'); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/S/    Kent Wyatt, Sr.

Kent Wyatt, Sr.
President and Chief Executive Officer
Date: May 25,2004

CERTIFICATION

I, Glenn Schlosser, certify that:

1. I have reviewed this annual report on Form 10-KSB of Atlantic Syndication Network, Inc.;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, nor is it misleading with respect to the period covered by this annual report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date and within 90 days prior to the filing date of this annual report (the Evaluation Date'); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/S/    Glenn Schlosser

Glenn Schlosser
Chief Financial Officer
Date: May 25, 2004