Form 10KSB/A
period 2004-02-28
ATLANTIC SYNDICATION NETWORK INC
filed 2004-07-13
CIK 1085129

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

On October 14, 1992, Casino Consultants, Inc. (A.S. Network, Inc.)
filed an Amendment to its Articles of Incorporation changing the corporate name to Ad Show Network, Inc. On August 17, 1995, Registrant filed an amendment to the Articles of Incorporation changing the name to Atlantic Syndication Network, Inc.The asset purchase was accounted for as a tax free reorganization under Section 368(a)(i)(c) of the Internal Revenue Code of 1986, asamended.As a result, the acquiring Company, Casino Consultants, Inc. purchased 100% of the net assets of Ad Show Network ($690,975) and transferred 4,500,000 shares of its common stock in exchange for these assets. As this was an exempt isolated transaction, the securities received in such a transfer shall not be registered under federal or state securities laws. From the time of the asset purchase on September 25, 1992 until the Registrant changed it's name on May 25, 1995 to Atlantic Syndication Network, Inc., the Registrant's personnel and operations were engaged in the promotion and advertising of local businesses and products in locations such as the U.S. Post Offices through the use of automated computer kiosks. Successful development and implementation of advertising operations occurred, however; the U.S. Postal Service subsequently changed the U.S. Post Master and their contract personnel and policy in dealing with third party contractors. In making these changes the Postal Service caused the discontinuation of operations by the Registrant in Post Offices throughout the Western U.S.
The Registrant's financial resources had been expended in developing this business and with the cessation of its kiosk advertising in late 1995, the Registrant assigned the kiosk advertising operations to a third party in 1996. By year-end February 1996, the Registrant had an accumulated deficit in retained earnings of ($755,999). Corporate assets of $210,711 were nearly all non-liquid consisting primarily of organizational and development costs and fixed assets.

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

Marketing and Distribution: The Company policy includes purchasing media so that it owns the air time, secures its own advertisers and recieves 100% of the advertising income. The sale of progamming in this manner provides more control and in many situations the advertisers equally benefit because they are able to control the time, day and targeted audience. With specific types of programming, advertisers are also willing to pay more for their commercials to be broadcast to that specific target audience. The company also participates and enters into a barter or no-license-fee arrangement with the broadcast station so that it can share in the income generated by the program from the sale of advertising created by the station. Another option is for the Company to directly license its programming. Throughout the world there are emerging markets and the Company will have the opportunity to purchase, barter, sell outright or license its programming to many of these new television stations, cable channels and distribution outlets.After shows have aired they have the potential of retaining a residual value for generating additional and future income. The Company-owned projects are copyright protected and available for distribution via satellite, cable, and broadcast release. Completed shows and series represent a long-term asset and become inventory for the Registrant's video library.

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

NINJAEROBICS

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

THE STOCK SHOW

THE STOCK SHOW is an interview and news format show that introduces public companies, their product and service to the general public. The demand by small companies to create visibility via corporate videos or interview shows offers significant business potential for this series. Publicity is essential for these companies as they compete for investment dollars with the more established or blue chip companies. The nature of questions addressed during interviews includes those that are targeted at the company's latest product or services offered, its key management, company innovations and company goals. The interview is produced as a corporate video for corporate use and/or television and does not promote or offer investment advice and specifically avoids discussing the guest company stock performance and/or its offerings.

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

The Company has directed its effort at developing a weekly series called "Living Well - Looking Good". which presents a comprehensive look at today's health, beauty and lifestyle options geared towards improving quality of life for todays baby boomers. A feature of the show focuses on compatible treatments that complement traditional western medical practice as well as the latest health discoveries.

The Company's library of shows and developed projects are the principal assets of the Registrant. The Registrant had produced and aired "Masters of the Martial Arts" a weekly series that aired for two years on ICN (International Channel Network). The previous shows developed and produced by the company are currently not airing or generating income.

Registrant has sustained operations with limited revenues during a period that's been devoted primarily to design, development,and packaging of its anticipated productions. The Registrant has created the necessary marketing tools supported by websites and advertising campaigns for this proposed show Living Well - Looking Good and the upcoming infomercial "Intervention". Management has developed relationships with various media buyers and public relations firms to distribute its shows and has secured vendors to supply various products to be used as added value in the marketing of its infomercials and television shows.

There was no Federal Tax expense for the year ended February 28,2004. The Registrant has a tax loss benefit to carry-forward of approximately $2,900,000 which is available to offset future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

For the fiscal year ended February 29,2004 cash flow came from the issuance of common stock ($58,500) and from advances from shareholders ($216,856). Cash expended on operating expenses was $255,613.The Company has devoted significant time, effort and resources to obtain private funding to fund the development, production and distribution of our television programs. Assumming that expenses remain at the current level, additional cash will be required to complete production and air existing projects in place. The Company will require approximately $500,000 of additional operating capital during the fiscal year ending February 28,2005, It is uncertain whether thw company will be able to borrow or secure the required financing under favorable terms.

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


/s/ Larry O'Donnell, CPA PC
Aurora, Colorado
May 18, 2004

                    ATLANTIC SYNDICATION NETWORK, INC.
                              Balance Sheets
                           As of Years Ending

                              Assets

				              February 28       February 29
                                         2003               2004
                                       -----------       -----------
Current Assets
     Cash                               $ 1,006           $15,808
     Minority stockholder recievable     50,000
     Prepaid expenses  - deposits        12,550            12,550
                                      ------------        ----------
     Total Current Assets                63,556            28,358
                                      ------------       -----------
Property and Equipment, Net              59,369            44,917
                                    ------------         -----------
     Net Property and Equipment          59,369            44,917
                                   ------------         ------------
Other Assets
    Project Development cost            452,855           452,855
    (Accumulated)Project Develop Cost  (366,254)         (417,366)
    Prepaid rent / deposits              11,350            11,350
                                     ------------        ------------
 Net Other Assets                        97,951            46,839
                                   ------------          ------------
                                      $ 220,876           $120,114
                                    ------------         ------------

                   Liability & Stockholder's Equity

Current Liabilities

     Accounts Payable                $   39,034            $38,162
     Notes payable ( current )           55,704             49,803
     Refundable Deposits                 10,000             10,000
     Notes Due to Stockholder           101,551            141,307
     Accrued Rent Payable Stockholders  124,550            174,150
     Accrued Compensation Due Stkholds  195,138            142,638
                                       ---------          ----------
Total Current Liabilities               525,977            556,060
                                      ------------        ----------

	Long-term (net current portion)    17,010             17,970
                                       ----------         ----------
Long-Term Liabilities                    17,010             17,970
                                      ------------        ----------
          Total Liabilities             542,987            574,030

Stockholders' Equity
  Preferred Stock, $.01 par value,
  authorized shares 500,000
  issued and outstanding -none
  Common Stock, $.001 par value,
  authorized 50,000,000 shares,
  issued and outstanding 21,852,444
  2-28-03 and 26,312,344 at 2-29-04     21,852               26,312

 Additional Paid-In Capital            1,491,241           1,773,881
 Accumulated (Deficit)                (1,835,204)         (2,254,109)
                                    ------------          ------------
 Net Stockholders' Equity             ($322,111)           (453,916)
                                      ------------        ------------

 Total Liabilities and
 Stockholders' Equity                 $ 220,876            $120,114
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
                                 ===========            ===========

SEE ACCOMPANYING NOTES

                        ATLANTIC SYNDICATION NETWORK, INC.
                        Statements of Stockholders' Equity
                 For the Years Ended Feb 28,2002 and Feb 28, 2003

                                             Additional
                            Common  Stock    Paid-In-   Accumulated   Total
                            Shares  Amount    Capital    Deficit     Equity


Balance as of 2/28/02    17,448,444 $17,448 $1,326,183 ($1,399,292)($55,661)

Sale-unregistered stock     183,000     183    21,017                21,200

Stock-services rendered   4,221,000    4,221   144,041              148,262

Net (loss) for the year                                ($435,912) ($435,912)
                        ----------------------------------------------------
-
Balance as of 2/28/03    21,852,444 $21,852 $1,491,241
($1,835,204)($322,111)


Sale-unregistered stock  650,000        650     57,850                58,500

Stock-services rendered  810,000        810     47,790                48,600

Stock issued for
  Debt Conversion      3,000,000      3,000    177,000               180,000

Net (loss) for year                                     ($418,905)
($418,905)

                       ---------    -------  ----------  ----------  -------
-

Balance as of 2/29/04  26,312,444   $26,312  $1,773,881 ($2,254,109)
$453,916

                   ATLANTIC SYNDICATION NETWORK, INC.
                      Statements of Cash Flows
                         For the Years Ended

                                                February 28   February 28
CASH FLOWS FROM OPERATING ACTIVITIES               2003          2004
- ------------------------------------            ------        -------
   Net Income (Loss)                            $(435,912)    $(418,905)
                                                -----------  -----------
    Adjustments to reconcile Net Income to Cash
    provided by (used in) Operating Activities
      Depreciation / Amortization                  72,357        65,564
      Stock issued for services in lieu of cash   148,262        48,600
      Write-off minority stockholder receivable                  50,000
Other changes in operating assets / liabilites
      Increase(Decrease) in Accounts Payable      (26,419)        (872)

                                                   --------    ----------
        Total Adjustments                         194,200        163,292
                                                   ------------  ---------
Net Cash Provided (Used)
by operating Activities                          (241,712)      (255,613)
                                                   ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------

         Decrease-loan minority shareholders        5,000           -
                                               -------------   -----------
Net Cash (Used) by Investing Activities             5,000           -
                                               -------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
--------------------------------------
        Increase (Decrease)Notes Payable            7,237        (4,941)

        Increase (Decrease) Funds advanced
              by Shareholders                      209,281       216,856

        Funds Raised from Stock Issued              21,200        58,500
                                                 ------------     ----------
        Net Cash Provided (Used)
             by Financing Activities               237,718        270,415
                                                 -----------    ---------
Increase(Decrease) in Cash & Cash Equivalents        1,006         14,802

Cash at Beginning of Year                              -            1,006
                                                 -----------     ---------
Cash at End of Year                                 $1,006         15,808
                                                  ----------     ---------
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest Paid                                    37,652         48,756
                                                  ---------      --------
Non-cash Items:

   Debt converted to stock                                        180,000
   Stock issued for services                       148,262         48,600

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

                                           February 28      February 28
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

During the years ended February 29,2004 and February 28,2003 the Company accrued rent and interest to its principal stockholder of $124,000 and $112,000 respectively.During the years ended February 29,2004 and February 28,2003, the company issued 40,000 and 40,000 shares of stock to the Board of Directors for services for a value of $2,400 and $2,400 respectfully. During the year ended February 29,2004, 2,000,000 stock valued at .06 cents per share was issued to the principal shareholder CEO and President in lieu of compensation valued at $120,000 and the corporate secretary received 1,000,000 shares of stock valued at .06 cents per share in lieu of compensation valued at $60,000. 25,000 shares of stock was issued at .06 cents per share for services offered to director Michael Edwards and 50,000 shares of stock issued to director and corporate treasurer Glenn Schlosser.

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

NOTE 10 - INCOME TAXES
                                            February 28      February 28
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

                                            February 28      February 28
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

There were no payments made for income taxes in fiscal years ending the last day of February 28,2004 and 2003 respectively.

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



KENT G. WYATT, SR. - Mr. Wyatt CEO and President of Atlantic Syndication Network, Inc., has over 25 years of experience in business management and television production. He acts as Executive Producer and Producer of the various projects undertaken by the Company, sharing creative control and final approval of production at various stages with each participating Producer and Director. Mr. Wyatt attended the University of Colorado where he majored in business administration. He has been a California real es-tate broker and investor for over 25 years. During this period, he acted as a business consultant to hundreds of small businesses and authored numerous books dealing with sales and marketing including books on how to start and manage your own business.

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

GLEN SCHLOSSER - Mr. Schlosser, Treasurer and Director, brings 30 years of combined experience in finance, accounting, and business to the Registrant. He served as Vice President of Finance and Accoutning/CFO at Virgin Mountains Enterprises for 4 years as a casino general manager. His experience also includes 8 years as a chief financial officer.As a financial consultant to Station Casinos, Inc. he organized the Year-end Audit Work Papers and standardized the General Ledgers within the Station's organizations. He designed and implemented month-end Management Financial Reports to encompass the various Station Casino Properties.As Controller/Accounting Manaager for the Stations Casino Division, he prepared the Annual Budgets as well as the Federal and State Tax Returns for the Parent Company and 17 subsidiaries.

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
LTIP
POSITION                                  Payable  Stock Award
SARs(Layouts($)

KENT G.WYATT  2004    $92,500 *  N/A        N/A       N/A      N/A     N/A
CEO/Pres.
		   2003    $120,000   N/A        N/A       N/A      N/A     N/A

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



TITLE OF    PRINCIPAL AND/OR       	   AMOUNT AND NATURE OF
PERCENT
OF CLASS    BENEFICIAL OWNER           BENEFICIAL OWNER            OF CLASS


Common      Kent G. Wyatt             9,028,126 (1)                34.3 %
Common      Sarah E. Wyatt            6,020,000 (1A)               22.8.%
Common 	K & S Wyatt (J/T)		    950,000 (1)			   3.6 %
Common      Glen Schlosser              125,000 (2)                .047 %
Common      Michael Edwards.             90,000 (3) 			  .034 %



Footnotes to Item 4 ( percentages are based on 26,312,444 actual shares outstanding):
(1) Kent Wyatt is President / CEO and beneficial owner of 9,028,126 shares listed plus shares held in joint-tenancy (J/T) with Sarah Wyatt, and as trustee, 400,000 shares held in-trust for Kent Wyatt Jr. and Lisa Wyatt.

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

	Signature			Title					Date

	By: /s/ KENT G. WYATT, SR.

	__________________
	Kent G. Wyatt, Sr.	Chief Executive Officer		May 25,2004
					Director

      By: /s/ Glenn Schlosser
	__________________
	Glenn Schlosser		Treasurer				May 25,2004
					Director











CERTIFICATION PURSUANT TO SECTION 302

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

CERTIFICATION PURSUANT TO SECTION 302

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

/S/    Glenn Schlosser

Glenn Schlosser
Chief Financial Officer
Date: May 25, 2004




CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Atlantic Syndication Network, Inc., a Nevada corporation (the Company), on Form 10-KSB for the year ended February 29, 2004, as filed with the Securities and Exchange Commission (the Report), Kent G. Wyatt, Chief Executive Officer of the Company and Glenn Schlosser, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Kent G. Wyatt


Kent G. Wyatt
Chief Executive Officer
July 12, 2004


/s/Glenn Schlosser

Glenn Schlosser
Chief Financial Officer
July 12, 2004

[A signed original of this written statement required by Section 906 has been provided to Atlantic Syndication Network, Inc. and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.]