Form 10QSB
period 2004-05-31
ATLANTIC SYNDICATION NETWORK INC
filed 2004-07-13
CIK 1085129

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-----------------------------------------------------------------------

 				   FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


	  For the quarterly period ended ______ May 31,2004 ______

					 OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	 EXCHANGE ACT OF 1934

     For the transition from March 1,2004 through May 31,2004


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

Common Stock, $.001 par value 26,322,444 as of May 31,2004.

  	           ATLANTIC SYNDICATION NETWORK, INC.

					INDEX



PART 1.  FINANCIAL INFORMATION



	Item 1. Financial Statements	                                  1


Unaudited Interim condensed Balance Sheet     	                      2
as of May 31, 2004

Unaudited Interim condensed Statements of Operations                  3
for the three months ended May 31,2004 and 2003

Unaudited Interim condensed Statements of Cash Flows                  4
for the three months ended May 31,2004 and 2003

Notes to Unaudited Condensed Financial Statements        		    5



	Item 2.  Management's Discussion and Analysis of
	         Financial Condition and Results of Operations          6

Risk Factors                                                          7

PART II.  OTHER INFORMATION                                           9

	Item -

SIGNATURES

INDEX TO EXHIBITS

ITEM 1.   FINANCIAL STATEMENTS


	As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended May 31,2004 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages 1 through 5 and are incorporated herein by this reference.

                      PART I - FINANCIAL STATEMENT
                     ATLANTIC SYNDICATION NETWORK, INC.
                   Condensed Consolidated Balance Sheet
                        For the Three Months Ending
                               (Unaudited)


ASSETS                                               May 31     Feb. 29
	                                                2004       2004

	Cash                                          $   -      $ 15,808
	Prepaid Media          				     12,550      12,550
                                                     ------     -------
         Total current assets				     12,550      28,358
                                                     ------     -------
Property and equipment - net                         27,979      31,331

            Other Assets
    Project development costs                       452,856     452,856
    Amortization Project development               (422,497)   (417,356)
    Refundable Deposit	                             11,350      11,350
                                                   --------     -------
Total - Other Assets       	                       41,709      46,840
                                                   --------     -------
Total assets                                      $  82,238     106,529
                                                   ========     =======
      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable                          $ 39,189    $ 38,162
         Accrued Rent                               193,200     174,150
         Notes Payable (Current Portion)             49,803      49,803
         Refundable deposits                         10,000      10,000
	   Due to Stockholders                        284,534     283,944
                                                    -------     -------
             Total Current Liabilities              576,726     556,059

Long Term liabilities                                17,970      17,970
                                                     ------     -------
Total liabilities                                   594,696     574,029
                                                    -------     -------
Stockholders equity
  Preferred stock $.01 par value:Authorized
  500,000 shares; Issued and outstanding - none.
  Common stock $.001 par value:Authorized 50,000,000;
  Issued and outstanding 26,322,444 at 5-31-04
  and 26,312,444 at February 29,2004, respectively  26,322       26,312
  Additional paid-in capital                     1,774,471    1,773,881
  Retained earnings (deficit)                   (2,267,603)  (2,267,693)
  Net income (loss )                               (45,528)
                                                 ----------   ---------
    Net stockholders' equity                      (512,458)   (467,500)
                                                 ----------   ---------
Total liabilities and stockholders' equity        $ 82,238     $106,529



See accompanying notes.              2





                     Condensed Consolidated Statement of Operations
                         For the Three Months Ended
( Unaudited )


					                  May 31,        May 31,
								    2004		2003



Net revenue							 $             $  15,000


Costs and expenses:

  Amortization expense                             5,131           9,594
  Depreciation expense                             3,352           3,613
  General and administrative expenses             36,838          69,142
(less)Capitalization-project development cost     -                -
                                                 --------        --------
   Total operating expenses                       45,321          82,349
--------        --------
   Operating Income (loss)                       (45,321)        (67,349)

Interest Income                                      -                -
Interest Expense                                   (237)             (54)
Other (expense) income                               -               -
                                               ----------       ---------
(Loss) before income taxes                       (45,558)        (67,403)
Income tax provision (benefit)                       -               -
                                               ----------       ---------
Net Income (loss)                                $(45,528)      $(67,403)


Net (loss) per share of common stock           $  (0.002)       $ (0.003)
                                               ----------       ---------
Weighted average shares
outstanding during the period                   26,312,444      21,852,444
                                               -----------      ---------









See accompanying notes.			  3







                     ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Cash Flows
                         For the Three Months Ended
( Unaudited)


						                May 31       May 31
							  	       2004         2003


Net Cash Flow from Operating Activities:

   Net Income (loss)                                $(45,558)   $(67,403)
   Adjustments to reconcile Net Income to Cash      ---------   ---------
     provided by (used in) Operating Activities:
   Depreciation and Amortization                        8,483     13,207
   Other changes in Operating Assets and Liabilities   20,077     53,190
   Stock issued for Services in Lieu of Cash              -          -
                                                       -------    --------
   Total adjustments                                   28,560     66,397
                                                       -------   ---------
Net Cash provided by Operating Activities              (16,998)   (1,006)
                                                      --------    --------
Cash Flows from Investing Activities:

	Property and Equipment                              -          -
	Other Assets                                        -          -
                                                       -------   --------
Net cash (used) by Investing Activities                   -          -
                                                       -------   --------
Cash Flows from Financing Activities:

	Notes Payable                                       -          -
      Due to stockholders                                590         -
	Funds raised from Stock Issued                     600         -
                                                      -------    -------
Net Cash  (used) by Financing Activities                1,190        -
                                                      -------    --------
Increase (decrease) in Cash and Cash equivalents      (15,808)    (1,006)

Cash at Beginning of period                            15,808      1,006
                                                       -------    -------
Cash at End of Period                                 $    -     $    -
                                                       -------    -------
Supplemental Cash Flow Information

		Interest paid                             $  237     $    54
                                                       -------    -------
	Non-cash items

		Stock Issued in Lieu of Cash              $  600     $    -
                                                       -------    --------



See accompanying notes.              4

ATLANTIC SYNDICATON NETWORK, INC.

Notes to Unauditied Interim Condensed Financial Statements for the Period Ending May 31,2004

Note 1 - BASIS OF PRESENTATION

The interim financial statements at May 31,2004 and for the three month period ended May 31,2004 and 2003 are unaudited, but include all adjustments which management considers necessary for a fair presentation. The February 29,2004 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10K-SB for the year ended February 29,2004. The audited financial statements as of February 29,2004 refer to a going concern issue. This issue still exists as of May 31,2004. The accompanying unaudited interim financial statements for the three month period ended May 31,2004 and 2003 are not necessarily indicative of the results which can be expected for the entire year.

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

Note 2 - COMMON STOCK

During the quarter ending May 31,2004, the Company issued 10,000 shares of 144 restricted common stock for services.

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

Other income is generated by: (1) third party consulting services for project development; script, layout, production, editing and distribution of the product (2) third party video post production services and (3) web design, its implementation and internet streaming (4) C.D., D.V.D. or videotape sales. Additional revenues may be derived from the sale of related products advertised during the course of a show that complement and add value to the original product or videotape being sold on television.

RECENT SALES OF SECURITIES: The Registrant had the following stock issuances within the last quarter as desribed below. All such shares were either issued for services by the company or sold by officers and directors of the Registrant and no underwriters were utilized.


			        QUARTER ENDING
                  March 1, 2004 to MAY 31,2004


 DATE   CLASS  # OF SHARES  AMOUNT  Per Share  CONSIDERATION  	NAME

5/6/04   Common    10,000    $600.    $.06	 Services      J.Collins

As of May 31,2004, there are 26,322,444 shares issued and outstanding.
Of this amount, 3,950,141 shares are now available on OTCBB, whereas 22,372,303 shares have been and/or they are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

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

ATLANTIC SYNDICATION NETWORK, INC. did not generate revenues for the three months ended May 31,2004. During this quarter, the Company incurred $45,321 of operating expenses. The net operating expenses for the three months ended May 31,2004 decreased $37,028. over the three months ended May 31,2003. This was attributable to a decrease in depreciation and amortization of $4,724.and decrease in general and administrative expenses of $32,304.during this period.


SUBSEQUENT EVENTS    -   None

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at May 31,2004 was $0, the cash position as of May 31,2003 was $ 0.

Working capital at May 31, 2004 was a negative ($527,701). Liabilities currently include a net of $458,094 due the principal stockholders. Although the $458,094 has been and is currently due, no demand has been made upon the company for payment.

During the last three months March 1 to May 31,2004, the Company converted $600. of outstanding corporate debt into restricted 144 common shares of stock. Management will continue its effort to convert additional notes, debt and/or services provided into equity when possible.

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

Atlantic Syndication Network, Inc.

Dated July 10, 2004                      By:     /s/ KENT G. WYATT, SR.

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




/s/ KENT G. WYATT, SR.       Chief Executive Officer      July 10, 2004
  __________________
Director
Kent G. Wyatt, Sr.


  /s/ GLENN SCHLOSSER         Treasurer   Director        July 10, 2004
  __________________
  Glenn Schlosser

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controlswhich could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/    Kent Wyatt, Sr.
------------------------------------------------------------------------

Kent Wyatt, Sr.
President and Chief Executive Officer
Date: July 12, 2004

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



/S/    Glenn Schlosser

Glenn Schlosser
Chief Financial Officer
Date: July 12, 2004




Certifications Pursuant to
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Atlantic Syndication Network, Inc., a Nevada corporation (the Company), on Form 10-Q for the quarter ended May 31, 2004, as filed with the Securities and Exchange Commission (the Report), Kent G. Wyatt, Chief Executive Officer of the Company and Glenn Schlosser, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.


/s/ Kent G. Wyatt


Kent G. Wyatt
Chief Executive Officer
July 12, 2004


/s/ Glenn Schlosser


Glenn Schlosser
Chief Financial Officer
July 12, 2004

[A signed original of this written statement required by Section 906 has been provided to Atlantic Syndication Network, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.]