Form 10QSB
period 2004-08-31
ATLANTIC SYNDICATION NETWORK INC
filed 2004-10-14
CIK 1085129

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-----------------------------------------------------------------------

 				   FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


	  For the quarterly period ended ______ August 31,2004 ______

					 OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	 EXCHANGE ACT OF 1934

     For the transition from June 1,2004 through August 31,2004


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

Common Stock, $.001 par value 26,622,444 as of August 31,2004.

  	           ATLANTIC SYNDICATION NETWORK, INC.

					INDEX



PART 1.  FINANCIAL INFORMATION



	Item 1. Financial Statements	                                  1


Unaudited Interim condensed Balance Sheet     	                      2
as of August 31, 2004

Unaudited Interim condensed Statements of Operations                  3
for the three months ended August 31,2004 and 2003

Unaudited Interim condensed Statements of Operations                  4
for the six months ended August 31,2004 and 2003

Unaudited Interim condensed Statements of Cash Flows                  5
for the six months ended August 31,2004 and 2003

Notes to Unaudited Condensed Financial Statements        		    6



	Item 2.  Management's Discussion and Analysis of
	         Financial Condition and Results of Operations          6

Risk Factors                                                          8

PART II.  OTHER INFORMATION                                          10


SIGNATURES


CERTIFICATION

ITEM 1.   FINANCIAL STATEMENTS


	As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended August 31,2004 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages 1 through 5 and are incorporated herein by this reference.

                      PART I - FINANCIAL STATEMENT
                     ATLANTIC SYNDICATION NETWORK, INC.
                   Condensed Consolidated Balance Sheet
                        For the Three Months Ending
                               (Unaudited)


ASSETS                                             August 31    Feb. 29
	                                                2004       2004

	Cash                                          $   -      $ 15,808
	Prepaid Media          				     12,550      12,550
                                                     ------     -------
         Total current assets				     12,550      28,358
                                                     ------     -------
Property and equipment - net                         24,795      31,331

            Other Assets
    Project development costs                       452,856     452,856
    Amortization Project development               (427,628)   (417,356)
    Refundable Deposit	                             11,350      11,350
                                                   --------     -------
Total - Other Assets       	                       36,578      46,840
                                                   --------     -------
Total assets                                      $  73,923     106,529
                                                   ========     =======
      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable                          $ 38,829    $ 38,162
         Accrued Rent                               212,250     174,150
         Notes Payable (Current Portion)             49,803      49,803
         Refundable deposits                         10,000      10,000
	   Due to Stockholders                        273,289     283,944
                                                    -------     -------
             Total Current Liabilities              584,174     556,059

Long Term liabilities                                17,970      17,970
                                                     ------     -------
Total liabilities                                   602,142     574,029
                                                    -------     -------
Stockholders equity
  Preferred stock $.01 par value:Authorized
  500,000 shares; Issued and outstanding - none.
  Common stock $.001 par value:Authorized 50,000,000;
  Issued and outstanding 26,622,444 at 8-31-04
  and 26,312,444 at February 29,2004, respectively  26,622       26,312
  Additional paid-in capital                     1,792,171    1,773,881
  Retained earnings (deficit)                   (2,267,693)  (2,267,693)
  Net income (loss )                               (79,318)
                                                 ----------   ---------
    Net stockholders' equity                      (528,218)   (467,500)
                                                 ----------   ---------
Total liabilities and stockholders' equity        $ 73,923     $106,529



See accompanying notes.              2






                      ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Operations
( Unaudited )


							  Three Months Ended
					                 August 31,     August 31,
								    2004		2003



Net revenue							$ 3,000        $   0

Costs and expenses:

  Amortization expense                             5,131         18,608
  Depreciation expense                             3,352          4,895
  General and administrative expenses             28,277         82,924
  (less)Capitalization-project development cost     -                -
                                                 --------        --------
   Total operating expenses                       36,760         106,427
                                                 --------        --------
   Operating Income (loss)                       (33,760)       (186,427)

Interest Income                                      -                -
Interest Expense                                                    (99)
Other (expense) income                               -               -
                                               ----------       ---------
(Loss) before income taxes                       (33,760)       (106,526)

Income tax provision (benefit)                       -               -
                                               ----------       ---------
Net Income (loss)                               $(33,760)      $(106,526)




Net (loss) per share of common stock           $  (0.001)       $ (0.005)
                                               ----------       ---------
Weighted average shares
outstanding during the period                   26,467,444      22,067,444
                                               -----------      ---------








See accompanying notes.			  3






                       ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Operations
( Unaudited )


							  Six Months Ended
					                 August 31,     August 31,
								    2004		2003



Net revenue							 $ 3,000       $ 15,000


Costs and expenses:

  Amortization expense                            10,262          37,216
  Depreciation expense                             6,704           9,790
  General and administrative expenses             65,115         152,426
  (less)Capitalization-project development cost     -                -
                                                 --------        --------
   Total operating expenses                       82,081         199,432
                                                 --------        --------
   Operating Income (loss)                       (79,081)       (184,432)

Interest Income                                      -                -
Interest Expense                                   (237)           (300)
Other (expense) income                               -               -
                                               ----------       ---------
(Loss) before income taxes                       (79,318)       (184,732)

Income tax provision (benefit)                       -               -
                                               ----------       ---------
Net Income (loss)                               $(79,318)      $(184,732)




Net (loss) per share of common stock           $  (0.003)       $ (0.008)
                                               ----------       ---------
Weighted average shares
outstanding during the period                   26,467,444      22,067,444
                                               -----------      ---------









See accompanying notes.			  4






                     ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Cash Flows

( Unaudited )
                                                   Six Months Ended
						                May 31       May 31
							  	       2004         2003


Net Cash Flow from Operating Activities:

   Net Income (loss)                                $(79,918)   $(184,732)
   Adjustments to reconcile Net Income to Cash      ---------   ---------
     provided by (used in) Operating Activities:
   Depreciation and Amortization                       16,966     47,006
   Other changes in Operating Assets and Liabilities    3,904     (2,694)
   Stock issued for Services in Lieu of Cash                       3,900
                                                       -------    --------
   Total adjustments                                   20,870     48,212
                                                       -------   ---------
Net Cash provided by Operating Activities             (58,448)   (136,520)
                                                      --------    --------
Cash Flows from Investing Activities:

	Property and Equipment                              -        (580)
	Other Assets                                        -          -
                                                       -------   --------
Net cash (used) by Investing Activities                   -        (580)
                                                       -------   --------
Cash Flows from Financing Activities:

	Notes Payable                                       -          -
      Due to stockholders                              24,640     128,100
	Funds raised from Stock Issued                   18,000       9,000
                                                      -------    -------
Net Cash  (used) by Financing Activities               42,640     137,100
                                                      -------    --------
Increase (decrease) in Cash and Cash equivalents      (15,808)        0

Cash at Beginning of period                            15,808         0
                                                       -------    -------
Cash at End of Period                                 $    -     $    -
                                                       -------    -------
Supplemental Cash Flow Information

		Interest paid                             $  237     $   300
                                                       -------    -------
	Non-cash items

		Stock Issued in Lieu of Cash              $ 1,200    $ 12,900
                                                       -------    --------


See accompanying notes.              5


ATLANTIC SYNDICATON NETWORK, INC.

Notes to Unauditied Interim Condensed Financial Statements for the Period Ending August 31,2004

Note 1 - BASIS OF PRESENTATION

The interim financial statements at August 31,2004 and for the three month period ended August 31,2004 and 2003 are unaudited, but include all adjustments which management considers necessary for a fair presentation. The February 29,2004 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10K-SB for the year ended February 29,2004. The audited financial statements as of February 29,2004 refer to a going concern issue. This issue still exists as of August 31,2004. The accompanying unaudited interim financial statements for the three month period ended August 31,2004 and 2003 are not necessarily indicative of the results which can be expected for the entire year.

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

Note 2 - COMMON STOCK

During the quarter ending August 31,2004, the Company issued 300,000 shares of 144 restricted common stock.

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


			        QUARTER ENDING
                  June 1, 2004 to August 31,2004


 DATE   CLASS  # OF SHARES  AMOUNT  Per Share  CONSIDERATION  	NAME

5/7/04   Common   100,000   $6,000.    $.06	 Purchase      R.Trice
5/8/04   Common   100,000   $6,000.    $.06	 Purchase      J.Hushaw
8/2/04   Common   100,000   $6,000.    $.06	 Purchase      R.Ross
8/10/04  Common   100,000      Replace Lost Certificate        K.Crocker


As of August 31,2004, there are 26,622,444 shares issued and outstanding. Of this amount, 3,950,141 shares are now available on OTCBB, whereas 22,372,303 shares have been and/or they are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

RESULTS OF OPERATIONS:

ASNi's focus has been (a) consulting and production of client websites and
(b) pre-production of the projected show "Living Well-Looking Good", (c) evaluating structure to secure additional funding and (d) meeting with potential advertisers and guests for projects scheduled. Company shows were not being aired on televison during this period. It is anticipated during this fiscal year the company will be able to secure additional funding and resume production of its in-house shows, its third party productions including commercials and informercials. Once distribution of ASNi shows are in place, it is projected that income will be generated from the advertisers and sponsors of these shows

Revenue for in-house production is recognized at time of distribution. Revenue for corporate interview videos or outside third party production for commercials or informercials is recognized during the various stages of work and upon completion of each contract.

ATLANTIC SYNDICATION NETWORK, INC. generated $3,000. in revenues for the three months ended August 31,2004. During this quarter, the Company incurred $37,360 of operating expenses. The net operating expenses for the three months ended August 31,2004 decreased $72,766. over the three months ended August 31,2003. This was attributable to a decrease in depreciation and amortization of $15,020.and decrease in general and administrative expenses of $54,647.during this period.


SUBSEQUENT EVENTS    -   None

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at August 31,2004 was $0, the cash position as of August 31,2003 was $ 0.

Working capital at August 31, 2004 was a negative ($571,621). Liabilities currently include a net of $485,539 due the principal stockholders. Although the $485,539 has been and is currently due, no demand has been made upon the company for payment.

During the last three months June 1 to August 31,2004, the Company did not convert outstanding corporate debt into restricted 144 common shares of stock. Management will continue its effort to convert additional notes, debt and/or services provided into equity when possible.

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

Atlantic Syndication Network, Inc.

Dated  October 10,  2004                      By: /s/ KENT G. WYATT, SR.

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



  Signature                     Title                     Date

/s/ KENT G. WYATT, SR.   Chief Executive Officer      October 12, 2004
  __________________           Director
  Kent G. Wyatt, Sr.


  /s/ GLENN SCHLOSSER     Treasurer / Director        October 12, 2004
  __________________
  Glenn Schlosser

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

/S/    Kent Wyatt, Sr.
------------------------------------------------------------------------
Kent Wyatt, Sr.
President and Chief Executive Officer
Date: October 12, 2004

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

/S/    Glenn Schlosser
--------------------------------------------------------------------
Glenn Schlosser
Chief Financial Officer
Date: October 12, 2004



CERT. PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)


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


/s/ Kent G. Wyatt


Kent G. Wyatt
Chief Executive Officer
October 12, 2004


/s/ Glenn Schlosser


Glenn Schlosser
Chief Financial Officer
October 12, 2004

A signed original of this written statement required by Section
906 has been provided to Atlantic Syndication Network, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.]