Form 10QSB
period 2004-11-30
ATLANTIC SYNDICATION NETWORK INC
filed 2005-01-13
CIK 1085129

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-----------------------------------------------------------------------

 				   FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


	  For the quarterly period ended ______ November 30,2004 ______

					 OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	 EXCHANGE ACT OF 1934

     For the transition from September 1,2004 through November 30,2004


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

Common Stock, $.001 par value 27,472,444 as of November 30,2004.

  	           ATLANTIC SYNDICATION NETWORK, INC.

					INDEX



PART 1.  FINANCIAL INFORMATION



	Item 1. Financial Statements	                                  1


Unaudited Interim condensed Balance Sheet     	                      2
as of November 30, 2004

Unaudited Interim condensed Statements of Operations                  3
for the three months ended November 30,2004 and 2003

Unaudited Interim condensed Statements of Operations                  4
for the nine months ended November 30,2004 and 2003

Unaudited Interim condensed Statements of Cash Flows                  5
for the nine months ended November 30,2004 and 2003

Notes to Unaudited Condensed Financial Statements        		    6



	Item 2.  Management's Discussion and Analysis of
	         Financial Condition and Results of Operations          6

Risk Factors                                                          8

PART II.  OTHER INFORMATION                                          10


SIGNATURES


CERTIFICATION

ITEM 1.   FINANCIAL STATEMENTS


	As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended November 30,2004 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages 1 through 5 and are incorporated herein by this reference.

                      PART I - FINANCIAL STATEMENT
                     ATLANTIC SYNDICATION NETWORK, INC.
                   Condensed Consolidated Balance Sheet

                               (Unaudited)


ASSETS                                           November 30    Feb. 29
	                                                2004       2004

	Cash                                          $   564    $ 15,808
	Prepaid Media          				     12,550      12,550
                                                     ------     -------
         Total current assets				     13,114      28,358
                                                     ------     -------
Property and equipment - net                         21,443      31,331

            Other Assets
    Project development costs                       452,856     452,856
    Amortization Project development               (432,759)   (417,356)
    Rent Deposit	                                   11,350      11,350
                                                   --------     -------
Total - Other Assets       	                       36,578      46,840
                                                   --------     -------
Total assets                                      $  73,923     106,529
                                                   ========     =======
      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable                          $ 38,727    $ 38,162
         Accrued Rent                               231,300     174,150
         Notes Payable (Current Portion)             43,092      49,803
         Refundable deposits                         10,000      10,000
	   Due to Stockholders                        300,546     283,944
                                                    -------     -------
             Total Current Liabilities              623,665     556,059

Long Term liabilities                                17,970      17,970
                                                     ------     -------
Total liabilities                                   641,636     574,029
                                                    -------     -------
Stockholders equity
  Preferred stock $.01 par value:Authorized
  500,000 shares; Issued and outstanding - none.
  Common stock $.001 par value:Authorized 50,000,000;
  Issued and outstanding 27,472,444 at 11-30-04
  and 26,312,444 at February 29,2004, respectively  27,472       26,312
  Additional paid-in capital                     1,842,321    1,773,881
  Retained earnings (deficit)                   (2,267,693)  (2,267,693)
  Net income (loss )                              (177,731)
                                                 ----------   ---------
    Net stockholders' equity                      (575,631)   (467,500)
                                                 ----------   ---------
Total liabilities and stockholders' equity        $ 66,004     $106,529



See accompanying notes.              2






                      ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Operations
( Unaudited )


							  Three Months Ended
					                November 30,   November 30,
								    2004		2003



Net revenue							 $   0         $   0

Costs and expenses:

  Amortization expense                             5,131         18,608
  Depreciation expense                             3,352          4,895
  General and administrative expenses             89,775         41,913
  (less)Capitalization-project development cost     -                -
                                                 --------        --------
   Total operating expenses                       98,258          65,416
                                                 --------        --------
   Operating Income (loss)                       (98,258)       (65,416)

Interest Income                                      -                -
Interest Expense                                   (155)           (100)
Other (expense) income                               -               -
                                               ----------       ---------
(Loss) before income taxes                       (98,413)       (65,516)

Income tax provision (benefit)                       -               -
                                               ----------       ---------
Net Income (loss)                               $(98,413)      $(65,516)




Net (loss) per share of common stock            $ (0.004)      $  (0.002)
                                               ----------       ---------
Weighted average shares
outstanding during the period                   26,600,000     22,067,444
                                               -----------      ---------








See accompanying notes.			  3






                       ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Operations
( Unaudited )


							 Nine Months Ended
					                November 30,   November 30,
								    2004		2003



Net revenue							 $ 3,000       $ 15,000


Costs and expenses:

  Amortization expense                            15,393          55,824
  Depreciation expense                            10,056          14,685
  General and administrative expenses            154,890         194,339
  (less)Capitalization-project development cost     -                -
                                                 --------        --------
   Total operating expenses                      180,339         264,848
                                                 --------        --------
   Operating Income (loss)                      (177,339)       (249,848)

Interest Income                                      -                -
Interest Expense                                   (392)           (399)
Other (expense) income                               -               -
                                               ----------       ---------
(Loss) before income taxes                      (177,731)       (250,247)

Income tax provision (benefit)                       -               -
                                               ----------       ---------
Net Income (loss)                              $(177,731)      $(250,247)




Net (loss) per share of common stock           $  (0.007)       $ (0.011)
                                               ----------       ---------
Weighted average shares
outstanding during the period                   26,600,000     22,067,444
                                               -----------      ---------









See accompanying notes.			  4






                     ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Cash Flows

( Unaudited )
                                                  Nine Months Ended
						            November 30   November 30
							  	       2004         2003


Net Cash Flow from Operating Activities:

   Net Income (loss)                                $(177,731)   $(250,247)
   Adjustments to reconcile Net Income to Cash      ---------   ---------
     provided by (used in) Operating Activities:
   Depreciation and Amortization                       25,449      70,509
   Other changes in Operating Assets and Liabilities   (7,909)     (5,482)
   Stock issued for Services in Lieu of Cash           51,000       9,900
                                                       -------    --------
   Total adjustments                                   68,540      74,927
                                                       -------   ---------
Net Cash provided by Operating Activities            (109,191)   (175,320)
                                                      --------    --------
Cash Flows from Investing Activities:

	Property and Equipment                              -        (580)
	Other Assets                                        -          -
                                                       -------   --------
Net cash (used) by Investing Activities                   -        (580)
                                                       -------   --------
Cash Flows from Financing Activities:

	Notes Payable                                     5,000         -
      Due to stockholders                              70,947     154,900
	Funds raised from Stock Issued                   18,000      21,000
                                                      -------    -------
Net Cash  (used) by Financing Activities               93,947     175,900
                                                      -------    --------
Increase (decrease) in Cash and Cash equivalents      (15,244)        0

Cash at Beginning of year                              15,808         0
                                                       -------    -------
Cash at End of Period                                 $   564    $    -
                                                       -------    -------
Supplemental Cash Flow Information

		Interest paid                             $   392    $   399
                                                       -------    -------
	Non-cash items

		Stock Issued in Lieu of Cash              $ 52,200    $ 30,900
                                                       -------    --------


See accompanying notes.              5


ATLANTIC SYNDICATON NETWORK, INC.

Notes to Unauditied Interim Condensed Financial Statements for the Period Ending November 30,2004

Note 1 - BASIS OF PRESENTATION

The interim financial statements at November 30,2004 and for the three month period ended November 30,2004 and 2003 are unaudited, but include all adjustments which management considers necessary for a fair presentation. The February 29,2004 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10K-SB for the year ended February 29,2004. The audited financial statements as of February 29,2004 refer to a going concern issue. This issue still exists as of November 30,2004. The accompanying unaudited interim financial statements for the three month period ended November 30,2004 and 2003 are not necessarily indicative of the results which can be expected for the entire year.

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

Note 2 - COMMON STOCK

During the quarter ending November 30,2004, the Company issued 850,000 shares of 144 restricted common stock.

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

			        QUARTER ENDING
                  September 1, 2004 to November 30,2004

 DATE   CLASS  # OF SHARES  AMOUNT  Per Share  CONSIDERATION  	NAME

9/3/04   Common    10,000     $600.    $.06	 Service      B.Bardes
9/15/04  Common    10,000     $600.    $.06	 Service      K.Wyatt Sr.
9/15/04  Common    10,000     $600.    $.06	 Service      S.Wyatt
9/15/04  Common    10,000     $600.    $.06	 Service      G.Schlosser
9/15/04  Common   100,000   $6,000.    $.06	 Service      G.Schlosser
9/15/04  Common    10,000     $600.    $.06	 Service      M.Edwards
9/15/04  Common   150,000   $9,000.    $.06	 Service      K.Crocker
9/15/04  Common   350,000  $21,000.    $.06	 Service      K.Bartlett
9/15/04  Common   100,000   $6,000.    $.06	 Service      R.Bonin
9/15/04  Common   100,000   $6,000.    $.06	 Service      B.Bardes


As of November 30,2004, there are 27,472,444 shares issued and outstanding. Of this amount, 4,461,767 shares are now available on OTCBB, whereas 23,010,677 shares have been and/or they are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

RESULTS OF OPERATIONS:

ASNi's focus has been (a) production of client websites and (b) developing ASNi's upcoming infomercial and media websites (c) evaluating structure to secure additional funding and (d) meeting with potential joint-venture . partners and investors for various projects. Company shows were not being aired on televison during this period. It is anticipated during this fiscal year the company will be able to secure additional funding and resume production of its in-house shows, its third party productions including commercials and infomercials. Once distribution of ASNi shows are in place, it is projected that income will be generated from the advertisers and sponsors of these shows

Revenue for in-house production is recognized at time of distribution. Revenue for corporate interview videos or outside third party production for commercials or informercials is recognized during the various stages of work and upon completion of each contract.

ATLANTIC SYNDICATION NETWORK, INC. generated $ 0. in revenues for the three months ended November 30,2004. During this quarter, the Company incurred $98,413. of operating expenses. The net operating expenses for the three months ended November 30,2004 increased $32,897. over the three months ended November 30,2003. This was attributable to a decrease in depreciation and amortization of $15,020.and decrease in general and administrative expenses of $47,867. during this period.

SUBSEQUENT EVENTS    -   None

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at November 30,2004 was $564, the cash position as of November 30,2003 was $ 0.

Working capital at November 30, 2004 was a negative ($610,551).
Liabilities currently include a net of $531,846 due the principal stockholders. Although the $531,846 has been and is currently due, no demand has been made upon the company for payment.

During the last three months September 1 to November 30,2004, the Company did not convert outstanding corporate debt into restricted 144 common shares of stock. Management will continue its effort to convert additional notes, debt and/or services provided into equity when possible.

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

Atlantic Syndication Network, Inc.

Dated  November 13,  2004                      By: /s/ KENT G. WYATT, SR.

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



  Signature                     Title                     Date

/s/ KENT G. WYATT, SR.   Chief Executive Officer      November 13, 2004
  __________________           Director
  Kent G. Wyatt, Sr.


  /s/ GLENN SCHLOSSER     Treasurer / Director        November 13, 2004
  __________________
  Glenn Schlosser

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

/S/    Kent Wyatt, Sr.
------------------------------------------------------------------------
Kent Wyatt, Sr.
President and Chief Executive Officer
Date: November 13, 2004

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

/S/    Glenn Schlosser
--------------------------------------------------------------------
Glenn Schlosser
Chief Financial Officer
Date: November 13, 2004

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)


In connection with the Quarterly Report of Atlantic Syndication Network, Inc., a Nevada corporation (the Company), on Form 10-Q for the quarter ended November 30, 2004, as filed with the Securities and Exchange Commission (the Report), Kent G. Wyatt, Chief Executive Officer of the Company and Glenn Schlosser, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.


/s/ Kent G. Wyatt


Kent G. Wyatt
Chief Executive Officer
November 13, 2004


/s/ Glenn Schlosser


Glenn Schlosser
Chief Financial Officer
November 13, 2004

A signed original of this written statement required by Section
906 has been provided to Atlantic Syndication Network, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.