Form 10KSB
period 2005-02-28
ATLANTIC SYNDICATION NETWORK INC
filed 2005-06-13
CIK 1085129

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

---------------------------------------------------------------------------

 				  FORM 10-KSB
( Mark One )
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the fiscal year ended February 28, 2005

			 Commission File number: ______________


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



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes   (x)    No (  )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to his Form 10-KSB. (x)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2005 the Company has issued and has outstanding 27,522,444 shares of Common Stock.









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

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act, 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "expect", "approximately", "anticipate", "believe", "plan", "should", "scheduled", "will","may", "projected" "benefit" "upcoming" "strategic" "demonstrated" "quality", "added value" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company,
(b) the business and growth strategies of the Company, and (c) the Company's objectives, planned or expected activities and anticipated financial performance. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and the actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors".
The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circum-stances that arise after the date hereof. Readers should carefully review the "Risk Factors" described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10Q-SB filed or to be filed by the Company in Calendar years
2002 and 2003 and any Current Reports on Form 8-K filed by Company.


					  PART I


ITEM 1.            	DESCRIPTION OF BUSINESS.


Atlantic Syndication Network, Inc. (the Registrant) was originally incorporated under the laws of the state of Nevada on September 25, 1978 as Casino Consultants, Inc. Prior to September 1992 the Registrant was non-operating. On September 15, 1992 the Registrant entered into an Agreement and Plan of Reorganization with Ad Show Network, Inc. a Nevada corporation, whereby the Registrant would acquire the assets of Ad Show Network, Inc., subject to liabilities, for shares of common stock in the Registrant. On September 15, 1992, prior to completion of the asset purchase Casino Consultants, Inc. changed its name to A.S. Network, Inc.

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






Registrant develops, produces, and distributes television programs and specific projects created for domestic and international markets. The company targets multi-media production with a focus on effective television programming, third party commissioned projects and niche market television shows, corporate videos and infomercials.

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

Marketing and Distribution: The Company policy includes purchasing media so that it controls the air time, secures its own advertisers and receives 100% of the advertising income. The sale of programming in this manner provides more control and in many situations the advertisers equally benefit because they are able to control the time, day and targeted audience. With specific types of programming, advertisers are also willing to pay more for their commercials to be broadcast to that specific target audience. The company also participates and enters into a barter or no-license-fee arrangement with the broadcast station so that it can share in the income generated by the program from the sale of advertising created by the station. Another option is for the Company to directly license its programming. Throughout the world there are emerging markets and the Company will have the opportunity to purchase, barter, sell outright or license its programming to many of these new television stations, cable channels and distribution outlets.

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

Internet and Alternative Distribution: The Company website is www.asni.tv. The Company intends to benefit by alternative distribution utilizing the internet for its infomercials, corporate videos and television programs. The company is currently building websites including www.freedrugtest.org and its Intervention project which will include the sale and distribution of products offered such as drug tests, books, corporate audios and videos.




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


ITEM 4      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the company's stockholders during the fourth quarter of the fiscal year ended February 28, 2005.


					PART II

ITEM 5. 		MARKET FOR REGISTRANT'S COMMON EQUITY AND
			RELATED SHAREHOLDER MATTERS.


(a) MARKET INFORMATION: The Registrant's common stock is quoted in the NASDAQ Bulletin Board Electronic Quotation Service under the symbol ASNI. The Registrant's common stock price at close of business on February 28,2005 was $.08 per share.

PRICE RANGE: The following table is the range of the high and low bids for the Registrant's common stock for each quarter within the last two fiscal years as determined by over-the-counter market quotations. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                High            Low
Fiscal Yr Ending
	Feb 28, 2005
		First Quarter		   	.14 		.03
		Second Quarter		   	.06 		.02
		Third Quarter		  	.04 		.02
		Fourth Quarter		   	.11 		.02

	Fiscal Yr Ending
	Feb 29, 2004
 		First Quarter		  .	.03		.02
		Second Quarter		   	.09		.02
		Third Quarter		   	.10		.02
		Fourth Quarter		   	.22		.02




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

			  FISCAL YEAR ENDING FEB 28, 2005
                  March 1, 2004 to February 28, 2005


 DATE   CLASS  # OF SHARES  AMOUNT  Per Share  CONSIDERATION  	NAME

05/06/04 Common    10,000     $600   $.06      Services          J.Collins
07/07/04 Common   100,000   $6,000   $.06      Purchase            R.Trice
07/08/04 Common   100,000   $6,000   $.06      Purchase           J.Hushaw
08/02/04 Common   100,000   $6,000   $.06      Purchase             R.Ross
08/10/04 Common   100,000   Replace Lost Cert Eff. Date 6/2/00   K.Crocker
09/03/04 Common    10,000     $600   $.06      Services           B.Bardes
09/15/04 Common    10,000     $600   $.06      Services         K.Wyatt Sr
09/15/04 Common    10,000     $600   $.06      Services            S.Wyatt
09/15/04 Common    10,000     $600   $.06      Services        G.Schlosser
09/15/04 Common   100,000   $6,000   $.06      Services        G.Schlosser
09/15/04 Common    10,000     $600   $.06      Services          M.Edwards
09/15/04 Common   150,000   $9,000   $.06      Services          K.Crocker
09/15/04 Common   350,000  $21,000   $.06      Services         K.Bartlett
09/15/04 Common   100,000   $6,000   $.06      Services            R.Bonin
10/15/04 Common   100,000   $6,000   $.06      Services           B.Bardes
01/05/05 Common    50,000   $3,000   $.06      Services          R.Nielson



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

ITEM 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

The Registrant develops, produces, and distributes entertaining, educational, and informational television programming, commercials and infomercials. The Company endeavors to present programming on network, cable and public television as well as the direct-to-video market.

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


THE STOCK SHOW

THE STOCK SHOW is an interview and news format show that introduces public companies, their product and service to the general public. The demand by small companies to create visibility via corporate videos or interview shows offers significant business potential for this series. Publicity is essential for these companies as they compete for investment dollars with the more established or blue chip companies. The nature of questions addressed during interviews includes those that are targeted at the company's latest product or services offered its key management, company innovations and company goals. The interview is produced as a corporate video for corporate use and/or television and does not promote or offer investment advice and specifically avoids discussing the guest company stock performance and/or its offerings.

Business news presented includes press releases provided to the general public, current events that are timely and relevant as reported in business magazines such as the Wall Street Journal, Forbes, and others. The show is not currently airing or generating income.


INTERVENTION SHATTERS DRUG AND ALCOHOL ABUSE

Recognizing the importance and benefit of reaching families in crisis due to drug and alcohol abuse, ASNi created, developed, and is completing its production project focusing on Intervention, a proven path to treatment and recovery for the disease of addiction. The educational videotapes, entitled, INTERVENTION SHATTERS DRUG AND ALCOHOL ABUSE, were previously scheduled for completion, distribution, and airing. The project was postponed and plans include completion as funds are available. When completed, the DVD's, tapes, and other products will be offered for sale via 1 and 2-minute infomercials and commercials airing on television with an (800) number provided for call-ins. Other outlets for distribution of the DVD's and ancillary products include magazines and www.freedrugtest.org the Internet.


It is anticipated that revenues will come from the sale of DVD's and videotapes to the general public, institutions and agencies concerned with drug and alcohol abuse. The company intends to make in-home drug tests available for concerned parents along with the DVD's and videotapes at a discount from the retail market price. These in-home drug tests are becoming more popular with parents of teenagers, and they are fast, accurate and easy to use. It provides the opportunity to test simultaneously for single or multiple drug use of marijuana, methamphetamines, cocaine, heroin and others at cut-off levels consistent with the National Institute of Drug Abuse.





ASNi intends to purchase product from a manufacturer/wholesaler and supplier of rapid diagnostic tests used by professional clinicians as well as sold over-the-counter to the consumer market. To highlight the home drug test kit potential, it is noted that the sale of this and other "in-home" test kits has become one of the faster growing segments of the pharmacological industry.

INTERVENTION SHATTERS DRUG AND ALCOHOL ABUSE has been developed and videotaped but was postponed due to financial setbacks and post-production problems. Once additional funding has been secured, the final production and post production, airing and distribution of this DVD and videotape series will take place.

Registrant intends to participate with the "Angel Heart Foundation" or another entity dealing with drug recovery issues, whose purpose will be to provide a one-time free drug test to concerned parents of teens. It is believed this association and exposure will foster visibility and increase sales for this videotape series, related books and other products. Television, radio, and print promotion will direct the buyers and traffic to www.freedrugtest.org.

REVENUES FROM OPERATIONS CAN BE DERIVED FROM:

Primary Income:  Revenues are generated from (1) participants of TV shows
(2) sale of advertising and promotions to be shown during TV shows;
(3) companies sponsoring the TV show because of its target audience and content (4) infomercials.

Secondary Income is generated by: (1) third party consulting services pertaining to project development; script, layout, production, editing and distribution of the product (2) third party video production and post production services and (3) DVD and videotape sales. Additional revenues may be derived from the sale of related products advertised during the course of a show that complement and add value to original products, videotape or DVD's being sold on television.

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for outside third party production as work is completed.


RESULTS OF OPERATION.

During fiscal year-ending February 28,2005, the company incurred a loss of ($292,529) compared to a loss of ($418,905) for the prior year. The Company had revenues of $4,700 for 2005 and $15,000 for 2004. Costs and expenses were $241,787 for 2005 and $385,149 for 2004. Loss per share of $(0.011) for 2005 and $(0.017) for 2004. The decrease is primarily due to having an increase in the amount of shares outstanding.

The Company's library of shows and developed projects are the principal assets of the Registrant. The Registrant had produced and aired "Masters of the Martial Arts" a weekly series that aired for two years on ICN (International Channel Network). The previous and other shows developed and produced by the company are currently not airing or generating income.




Registrant has sustained operations with limited revenues during a period that's been devoted primarily to design, development, and packaging of its anticipated productions. The Registrant has created the primary marketing tools supported by websites and advertising campaigns for the upcoming infomercial "Intervention". Management has developed relationships with various media buyers and public relations firms to distribute its shows and has secured vendors to supply various products to be used as added value in the marketing of its infomercials and television shows.

There was no Federal Tax expense for the year ended February 28,2005. The Registrant has a tax loss benefit to carry-forward of approximately $2,900,000 which is available to offset future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

For the fiscal year ended February 28,2005 cash flow came from the issuance of common stock ($18,000) and from advances from shareholders. Cash expended on operating expenses was $241,787.
..

The Company has devoted significant time, effort and resources to obtain private funding to fund the development, production and distribution of our infomercials and television programs. Assuming that expenses remain at the current level, additional cash will be required to complete production and air existing projects in place. The Company will require approximately $1,000,000 of additional operating capital during the fiscal year ending February 28, 2006. The Company intends to secure funds with the release of a private placement; but, it is uncertain whether the required financing will be secured under favorable terms.

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

Nature of the Entertainment Industry: The television, merchandising and direct-to-video industries are highly speculative and historically have involved a substantial degree of risk. The success of a television show, series or video production depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Companys production and other costs. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and public taste generally, and include other intangible factors, all of which change rapidly and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the Company's projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.



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


Dependence upon Key Personnel: Registrant's success depends to a significant extent upon the expertise and services of the President and Chief Executive Officer Kent Wyatt. Although the Registrant has agreements with other key management personnel, the loss of services of Mr. Wyatt and/or other key management personnel could have an adverse effect on the Company business, results of operations and financial condition. Registrant has not carried "key man" life insurance on Company executives but the Board of Directors has suggested that when funds are available management secure policies on key company executives.











ITEM 7  Financial Statements


                       ATLANTIC SYNDICATION NETWORK, INC.


                            Financial Statements

                    February 28, 2005 and February 28, 2004





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

NOTES TO FINANCIAL STATEMENTS  . . . . . . . . . . . .    Page       F-6









Larry O'Donnell, CPA, PC
2228 South Fraser Street, Unit 1
Aurora, Colorado 80014

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Atlantic Syndication Networks, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheet of Atlantic Syndication Networks, Inc. as of February 29,2005 and February 28, 2004 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits

I conducted my audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Syndication Networks, Inc. as of February 29,2005 and February 28, 2004, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Larry O'Donnell, CPA PC
Aurora, Colorado
June 7, 2005

                    ATLANTIC SYNDICATION NETWORK, INC.
                              Balance Sheets
                           As of Years Ending

                              Assets

				       February 29       February 28
                                         2004               2005
                                       -----------       -----------
Current Assets
     Cash                               $15,808           $     0
     Prepaid expenses - deposits         12,550            12,550
                                      ------------        ----------
     Total Current Assets                28,358            12,550
                                      ------------       -----------
Property and Equipment, Net              44,917            33,034
                                    ------------         -----------
     Net Property and Equipment          44,917            33,034
                                   ------------         ------------
Other Assets
    Project Development cost            452,855           452,855
    (Accumulated)Project Develop Cost  (417,366)         (452,855)
    Prepaid rent / deposits              11,350            11,350
                                     ------------        ------------
 Net Other Assets                        46,839            11,350
                                   ------------          ------------
                                      $ 120,114           $56,934
                                    ------------         ------------

                   Liability & Stockholder's Equity

Current Liabilities

     Accounts Payable                $   38,162            $40,785
     Notes payable ( current )           49,803             49,453
     Refundable Deposits                 10,000             10,000
     Notes Due to Stockholder           141,307            198,623
     Accrued Rent Payable Stockholders  174,150            250,350
     Accrued Compensation Due Stkholds  142,638            162,638
                                       ---------          ----------
Total Current Liabilities               556,060            711,849
                                      ------------        ----------

	Long-term (net current portion)  17,970             18,930
                                       ----------         ----------
Long-Term Liabilities                    17,970             18,930
                                      ------------        ----------
          Total Liabilities             574,030            730,779

Stockholders' Equity
  Preferred Stock, $.01 par value,
  authorized shares 500,000
  issued and outstanding -none
  Common Stock, $.001 par value,
  authorized 50,000,000 shares,
  issued and outstanding 21,852,444
  2-28-03 and 26,312,344 at 2-29-04      26,312             27,522




 Additional Paid-In Capital           1,773,881           1,845,271
 Accumulated (Deficit)               (2,254,109)         (2,546,638)
                                    ------------          ------------
 Net Stockholders' Equity             ($453,916)           (673,845)
                                      ------------        ------------

 Total Liabilities and
 Stockholders' Equity                 $ 120,114            $ 56,934
                                      ==========          ==========



See Accompanying Notes


                     ATLANTIC SYNDICATION NETWORK, INC.
                          Statement of Operations
                             For the Years Ended


                             February 29                February 28
                                2004                       2005
                           ------------------        -----------------

Net Revenues                  $   15,000                 $  4,700
                            ------------------       ------------------

Costs and expenses
     Amortization             $   51,112                 $ 35,490
     Depreciation                 14,452                   11,883
     General/Administrative      319,585                  194,414
                             ------------------     ------------------
Total Operating Expenses         385,149                  241,787
                             ------------------     ------------------
Operating ( Loss)               (370,149)                (237,087)


Interest expense                  48,756                   55,442

Other (expense) income               -                       -
                               ------------------       ---------------

(Loss) Before Income Taxes       (418,905)                (292,529)

Income Tax Provision (benefit)        -                       -

Net (Loss)                      $ (418,905)              (292,529)
                                  =========              ==========

Net (Loss) Per Share of
  Common Stock                 $    (0.017)               (0.011)
                                   ========              ==========
Weighted Average Shares
  Outstanding During the Period   25,082,225            26,901,485
                                 ===========            ===========

SEE ACCOMPANYING NOTES







                        ATLANTIC SYNDICATION NETWORK, INC.
                        Statements of Stockholders' Equity
                 For the Years Ended Feb 28,2005 and Feb 29, 2004

                                             Additional
                            Common  Stock    Paid-In-   Accumulated   Total
                            Shares  Amount    Capital    Deficit     Equity


Balance as of 2/28/03    21,852,444 $21,852 $1,491,241 ($1,835,204)($322,111)

Sale-unregistered stock     650,000     650    57,850                 58,500

Stock-services rendered     810,000     810    47,790                 48,600

Stock issued for
  Debt Conversion         3,000,000   3,000   177,000                180,000

Net (loss) for the year                                  ($418,905)($418,905)
                        -----------------------------------------------------


Balance as of 2/29/04    26,312,444 $26,312 $1,773,881 ($2,254,109)($453,916)


Sale-unregistered stock     300,000     330     17,700                18,000

Stock-services rendered     910,000     910     53,690                54,600

Net (loss) for year                                      ($292,529)($292,529)

                         ----------------------------------------------------

Balance as of 2/28/05    27,522,444 $27,522 $1,845,271 ($2,546,638) $673,845






















                   ATLANTIC SYNDICATION NETWORK, INC.
                      Statements of Cash Flows
                         For the Years Ended

                                                February 29   February 28
CASH FLOWS FROM OPERATING ACTIVITIES               2004          2005
--------------------------------------            ------        -------
   Net Income (Loss)                            $(418,905)    $(292,529)
                                                -----------  -----------
    Adjustments to reconcile Net Income to Cash
    provided by (used in) Operating Activities
      Depreciation / Amortization                  65,564        47,372
      Stock issued for services in lieu of cash    48,600        54,600
      Write-off minority stockholder receivable    50,000
Other changes in operating assets / liabilities
      Increase(Decrease) in Accounts Payable        (872)         2,623

                                                  ----------    ---------
        Total Adjustments                         163,292       104,595
                                                  ----------    ---------
Net Cash Provided (Used)
by operating Activities                          (255,613)     (187,934)
                                                 ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
--------------------------------------
        Increase (Decrease)Notes Payable           (4,941)          610

        Increase (Decrease) Funds advanced
              by Shareholders                     216,856       153,516

        Funds Raised from Stock Issued             58,500        18,000
                                                ------------   ----------
        Net Cash Provided (Used)
             by Financing Activities              270,415       172,126
                                                 -----------    ---------
Increase(Decrease) in Cash & Cash Equivalents      14,802       (15,808)

Cash at Beginning of Year                           1,006        15,808
                                                 -----------     ---------
Cash at End of Year                                15,808           -
                                                  ----------     ---------
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest Paid                                   48,756        55,442
                                                  ---------      --------
Non-cash Items:

   Stock issued for services                        48,600       54,600

See accompanying Notes
                                     F-6



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

The Company develops and produces commercials, infomercials, business and entertaining shows for distribution via multi-media, the internet, radio and television. Its focus has been niche market and specialty television shows. For example, previous shows and projects include, "The Stock Show," which highlights public companies, their product or service, and their key
management.   Another video series entitled "Intervention" deals with drug and alcohol abuse and targets concerned families of teen abusers. "Masters of The Martial Arts" featuring Sho Kosugi highlights prominent masters from around the world and targets an audience interested in the art of self defense

The Company has continued to sustain operating losses. Management intends to be fully operational and reporting profits during this fiscal year with the release of the DVD and video series, books and drug tests associated with "Intervention". Management is currently seeking additional funding through joint ventures and/or generate funds through a private placement.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Atlantic Syndication Network, Inc. (ASNi), prepares its books and records on the accrual basis for financial reporting and the cash basis for income taxes. The accompanying financial statements represent the transactions for the fiscal years ending February 28, 2005 and February 29, 2004.

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

Long-term Liabilities:

The carrying amounts of the Company's borrowing under its short and long-term, convertible notes and revolving credit card agreements approximate fair value because the interest rates are either fixed or vary based on floating rates identified by reference to market rates. The carrying amounts and fair values of long-term debt are approximated to be one and the same at February 28, 2005 and February 29, 2004 respectively.

Concentrations

The Company revenues in 2005 and 2004 came from four customers.


Revenue Recognition

Revenue is recognized from sales other than long-term contracts when a product is shipped, a show airs on television and consulting and other services are completed. Revenue on long-term contracts is accounted for principally by the percentage of completion, or at the completion of contractual billing when milestones are possible. At February 28, 2005 and February 29, 2004 there are no long-term contracts requiring revenue recognition.

Advertising

The Company expenses advertising as it occurs. The Company incurred no advertising expense for fiscal years ended February 28, 2005 and February 29, 2004.

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

Statement of Cash Flow

For purpose of the statement of cash flows, the Company considers highly liquid investments with a maturity of six months or less to be cash equivalents.

Net Income (Loss) Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding.


NOTE 3 - Property and Equipment

     Property and equipment consisted of the following at,

                                           February 29      February 28
                                              2004              2005

Equipment                                  $ 48,661          $ 48,661
Software                                     39,553            39,553
Leasehold Improvements                       42,380            42,380
                                            --------          --------

Total Property and Equipment               $130,594         $ 130,594
(Less) Accumulated Depreciation             (85,677)          (97,560)
                                            ---------        ---------
Total Property and Equipment, Net          $ 44,917          $ 33,034










NOTE 4 - Term Debt

       Term Debt consisted of the following at,


                                            February 29     February 28
                                               2004            2005

Note Payable
Payable to financial institutions,
secured by selected equipment.                $12,112         $12,112

Loan Payable                                   10,000          10,000

Credit Card
Pledged by personal guarantee of major
stockholder, Interest rate at 18%                 -               -

Bridge loan secured by promissory note
due and payable interest 10%                   27,691          27,341

Convertible Notes Payable
Under a private placement issue, Stock
is sold along with convertible notes.
Since these unsecured notes can be
converted to stock, they are reported
as long-term debt.                             17,970          18,830
                                             ---------        --------

Total Notes Payable                           $67,773          $68,383

(Less) Current Portion                        (49,803)         (49,453)
                                             ---------        --------

Total Long-Term Debt                          $17,970          $18,930
                                             ---------         --------

Scheduled future maturities of notes payable at February 28, 2005 are as follows:

         2006              $49,453
         2007                -
         2008                -
         2009                -
         2010 & after      $18,930



NOTE 5 - Related Party Transactions
                                            February 29      February 28
                                               2004              2005

Monies have been advanced to the Company
by the Company's principal shareholder.
The amount due is:                           $458,095           $614,611





During the years ended February 28, 2005 and February 29, 2004 the Company had accrued rent to its principal stockholder totaling $76,200 and $76,200 respectively. During the years ended February 28, 2005 and February 29,2004, the company issued 40,000 and 40,000 shares of stock to the Board of Directors for services for a value of $2,400 and $2,400 respectfully.
During the year ended February 29,2004, 2,000,000 stock valued at .06 cents per share was issued to the principal shareholder CEO and President in lieu of compensation valued at $120,000 and the corporate secretary received 1,000,000 shares of stock valued at .06 cents per share in lieu of compensation valued at $60,000. 25,000 shares of stock was issued at .06 cents per share for services offered to director Michael Edwards.
100,000 shares of stock and 50,000 shares of stock was issued at .06 per share for services offered to director and corporate treasurer Glenn Schlosser for 2005 and 2004 respectively.

NOTE 6 - Common Stock

Four convertible notes totaling $9,600 plus interest of $9,330 for a total of $18,930 remain from a private placement previously issued. These notes bear interest at 10%.

As of February 28,2005 there are 27,522,444 shares issued and outstanding. Of this amount, 5,391,767 shares are free trading whereas, 22,130,677 shares are still restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

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


NOTE 8 - Lease Commitments

Due to the company's financial condition and managements desire to reduce long-term commitments and the total outstanding debt of the company, effective March 1,2003, the company altered the annual terms of the property lease at 6125 Edna, Las Vegas, Nevada to a month to month tenancy. The Company recognized rent expense of $76,200 for the years ended February 28,2005 and February 29,2004.

NOTE 9 - Going Concern
The Company has suffered significant losses the past two years. Unless significant additional cash flows come into the Company, or a major reduction in operating losses occurs, the Company could be in jeopardy of continuing operations. The Company seeks to generate needed funds to continue on going operations from joint ventures, the sale of Company stock through a Private Placement and/or advances from the primary shareholder.

NOTE 10 - INCOME TAXES
                                            February 29      February 28
                                               2004              2005

The provision for income taxes consisted of:


Current income taxes
         Federal                             $   -            $   -
         State (Nevada)                      $   -            $   -

Total                                        $   -            $   -


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

                                            February 29      February 28
                                               2004              2005

Tax expense (benefit) at
     U.S. statutory rate                    $(140,000)       $(100,000)
State income taxes, net of
     Federal benefit (Nevada)
Valuation allowance                            57,000           50,000
Due to stockholders                            83,000           50,000

Total                                            -                -

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at:

                                            February 29      February 28
                                               2004              2005

Deferred tax assets:
    Net operating loss carry forward         $950,000       $1,050,000

Total gross deferred tax assets              $950,000       $1,050,000

(Less) valuation allowance                  ($800,000)       ($850,000)

Net deferred tax assets                       150,000          200,000

Deferred tax liabilities
    Accounts payable
    Payable to stockholder                  ($200,000)       ($200,000)



Total gross deferred tax liabilities         (150,000)        (200,000)

Net deferred tax                           $ ---- 0 ----    $ --- 0 ----



There were no payments made for income taxes in fiscal years ending the last day of February 28,2005 and February 29,2004 respectively.

As of February 28,2005, the Company has available for income tax purposes approximately $2,900,000 in federal net operating loss carry forwards which may be used to offset future taxable income. These loss carry forwards begin to expire in year 2008. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could reduce, eliminate, or defer the utilization of these losses.

NOTE 11 SUBSEQUENT EVENT - Non-Qualified Stock & Stock Option Plan

On March 2, 2005 the Company has adopted a non-qualified stock and stock option plan which allows for the issuance of up to 3,100,000 shares of stock to employees, officers, directors and consultants of the Company. The Plan is not intended to qualify as an "incentive stock option plan" under Section 401(a) of the Internal Revenue Code. The Company will incur compensation expense to the extant of the market value of the stock at the date of issuance.

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

				   PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
	    COMPLIANCE With Section 16 (a ) of the Exchange Act


NAME              AGE        POSITION/OFFICE          TERM     SERVED SINCE

Kent G. Wyatt Sr.  65   Director, President, CEO      1 yr.       9/92
Sarah E. Wyatt     65   Director, Corporate Secretary 1 yr.       9/92
Glen Schlosser     57   Director, Treasurer           1 yr.       4/02
Michael Edwards    52   Director                      1 yr.       4/02



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

He spearheaded ASNi's entry into advertising and multimedia communication with Point-of-Sale advertising Kiosks which were placed in the United States Post Offices and other high profile locations. He was the Executive Producer and Producer of shows such as "This is San Francisco", which featured many entertainment and celebrities such as Rod Stewart, Trini Lopez, Alice Cooper, Beach Boys, Pointer Sisters, Dr. John and outstanding professional guests such as Melvin Belli. Mr. Wyatt has produced weekly series and television specials, and sold, written and produced commercials for advertising clients such as: The U.S. Postal Service, New York Life Insurance, Thrifty Car Rental, Prudential Life Insurance, Godfather's Pizza Chain and others.


GLEN SCHLOSSER - Mr. Schlosser, Treasurer and Director, brings 30 years of combined experience in finance, accounting, and business to the Registrant. He served as Vice President of Finance and Accounting/CFO at Virgin Mountains Enterprises for 4 years as a casino general manager. His experience also includes 8 years as a chief financial officer.

As a financial consultant to Station Casinos, Inc. he organized the Year-end Audit Work Papers and standardized the General Ledgers within the Station's organizations. He designed and implemented month-end Management Financial Reports to encompass the various Station Casino Properties.

As Controller/Accounting Manager for the Stations Casino Division, he prepared the Annual Budgets as well as the Federal and State Tax Returns for the Parent Company and 17 subsidiaries.

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

His financial background covers international banking, import-export trade, asset management, and international management. With graduate degrees in Psychology and Communications (MSc.) he provides unique talent and skills for the growth of the Company.



ITEM   10    EXECUTIVE   COMPENSATION



    SUMMARY    COMPENSATION TABLE    LONG  TERM

              Annual Compensation            Awards  Payouts

Name-Principal  Yr  Compensation Bonus    Other  Restricted  Options LTIP
POSITION                                 Payable Stock Award SARs (Layouts($)

KENT G.WYATT   2005   $10,000    N/A        N/A       N/A      N/A     N/A
CEO/Pres.
               2004   $92,500 *  N/A        N/A       N/A      N/A     N/A

SARAH E WYATT  2005   $10,000    N/A        N/A       N/A      N/A     N/A
Corp.Sec.
               2004   $35,000 ** N/A        N/A       N/A      N/A     N/A


* Although the Board approved compensation of $120,000 for Mr. Wyatt and $60,000 respectively for Ms.Wyatt for the fiscal year, each of the parties have agreed to accrue the compensation.

* 2004, Mr. Wyatt accepted restricted stock for $120,000 of compensation due.

** 2004, Ms. Wyatt accepted restricted stock for $60,000 of compensation due.

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





ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as to the shares of common stock owned as of February 28,2005.

1. Each person who beneficially owns, so far as the Registrant has been able to ascertain, more than 5% of the 27,522,444 actual outstanding shares of the Registrant. An additional 1,630,000 lost/ cancelled and replaced shares remain outstanding on the books.

2.  Each director.

3.  Each of the officers named in the summary compensation table.

4. All of the directors and officers as a group unless otherwise indicated in the footnotes below are subject to community property laws where applicable, the persons as to whom information is given has sole investment power over the shares of common stock.



TITLE OF    PRINCIPAL AND/OR           AMOUNT AND NATURE OF        PERCENT
OF CLASS    BENEFICIAL OWNER           BENEFICIAL OWNER            OF CLASS

Common      Kent G. Wyatt             8,800,000 (1)               31.974 %
Common      Sarah E. Wyatt            6,030,000 (1A)              21.909 %
Common      K & S Wyatt (J/T)         1,080,000 (1)                3.924 %
Common      Glen Schlosser              235,000 (2)                 .854 %
Common      Michael Edwards.            100,000 (3)                 .363 %


Footnotes to Item 4 (percentages are based on 27,522,444 actual shares outstanding):

(1) Kent Wyatt is President / CEO and beneficial owner of 8,800,000 shares listed plus shares held in joint-tenancy (J/T) with Sarah Wyatt, and as trustee, 400,000 shares held in-trust for Kent Wyatt Jr. and Lisa Wyatt.

(1A) Sarah Wyatt is Secretary, Director and beneficial owner of 6,030,000 shares listed plus shares held in joint-tenancy (J/T) with President/CEO and husband Kent Wyatt.

(2) Glen Schlosser, Treasurer, Director and beneficial owner of 235,000 shares at fiscal year-end.

(3) Michael Edwards, Director and beneficial owner of 100,000 shares at fiscal year-end.

(4) Percentages are based on 27,522,444 actual shares outstanding. An additional 1,630,000 shares which were lost/cancelled and replaced remain outstanding on corporate books.


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

ITEM 13.   EXHIBIT LIST

See most recent FORM 10SB/A filing for Articles of Incorporation and By-Laws Certificate Amending Articles of Ad Show Network, Inc. to Atlantic
Syndication Network, Inc. Articles of Incorporation (Casino Consultants, Inc.) By-Laws of Registrant, all Material Contracts and Exhibits.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Larry O'Donnell, CPA, P.C. (O'Donnell) is the Company's principal auditing accountant firm. The Company's Board of Director's has considered whether the provision of audit services is compatible with maintaining O'Donnell's independence.

Audit Fees:  O'Donnell billed for the following professional services:
$1,730 for the fiscal period ending May 31,2004, August 31, 2004; and November 30, 2004; $4,850 for the audit of the annual financial statement of the Company for the fiscal year ended February 29, 2005


		   		    SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Atlantic Syndication Network, Inc.


	Dated June 13, 2005		   By: /s/ KENT G. WYATT, SR.

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

        Signature                       Title                   Date

	By: /s/ KENT G. WYATT, SR.

	__________________
	Kent G. Wyatt, Sr.	Chief Executive Officer	    June 13, 2005
					Director

        By: /s/ Glenn Schlosser
	__________________
	Glenn Schlosser		Treasurer                   June 13, 2005
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

/S/    Kent Wyatt, Sr.

Kent Wyatt, Sr.
President and Chief Executive Officer
Date: June 13, 2005

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

/S/    Glenn Schlosser

Glenn Schlosser
Chief Financial Officer
Date: June 13, 2005




CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Atlantic Syndication Network,
Inc., a Nevada corporation ("the Company"), on Form 10-K for the fiscal year ended February 28, 2005, as filed with the Securities and Exchange Commission (the "Report"), Kent G. Wyatt, Chief Executive Officer of the Company and Glenn Schlosser, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.


/s/ Kent G. Wyatt


Kent G. Wyatt
Chief Executive Officer
June 13, 2005


/s/ Glenn Schlosser


Glenn Schlosser
Chief Financial Officer
June 13, 2005

[A signed original of this written statement required by Section 906 has been provided to Atlantic Syndication Network, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.]