Form 10QSB
period 2005-05-31
ATLANTIC SYNDICATION NETWORK INC
filed 2005-07-15
CIK 1085129

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-----------------------------------------------------------------------

 				   FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


	  For the quarterly period ended ______ May 31,2005 ______

					 OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	 EXCHANGE ACT OF 1934

     For the transition from March 1,2005 through May 31,2005


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

Common Stock, $.001 par value 29,682,444 as of May 31,2005.













ITEM 1.   FINANCIAL STATEMENTS


	As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended May 31,2005 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages 1 through 5 and are incorporated herein by this reference.

  	           ATLANTIC SYNDICATION NETWORK, INC.

					INDEX



PART 1.  FINANCIAL INFORMATION



	Item 1. Financial Statements	                                  1


Unaudited Interim condensed Balance Sheet     	                      2
as of May 31, 2005

Unaudited Interim condensed Statements of Operations                  3
for the three months ended May 31,2005 and 2004

Unaudited Interim condensed Statements of Cash Flows                  4
for the three months ended May 31,2005 and 2004

Notes to Unaudited Condensed Financial Statements        		    5



	Item 2.  Management's Discussion and Analysis of
	         Financial Condition and Results of Operations          6

Risk Factors                                                          7

PART II.  OTHER INFORMATION                                           9

	Item -

SIGNATURES

INDEX TO EXHIBITS

CERTIFICATION

                      PART I - FINANCIAL STATEMENT
                     ATLANTIC SYNDICATION NETWORK, INC.
                   Condensed Consolidated Balance Sheet
                        For the Three Months Ending
                               (Unaudited)


ASSETS                                               May 31     Feb. 28
	                                                2005       2005

	Cash                                          $   -      $    -
	Prepaid Media          				     12,550      12,550
                                                     ------     -------
         Total current assets				     12,550      12,550
                                                     ------     -------
Property and equipment - net                         29,682      33,034

            Other Assets
    Project development costs                       452,855     452,855
    Amortization Project development               (452,855)   (452,855)
    Refundable Deposit	                             11,350      11,350
                                                   --------     -------
Total assets                                      $  53,582    $ 56,934
                                                   ========     =======
      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable                          $ 54,996    $ 40,785
         Notes Payable (Current Portion)             49,453      49,453
         Refundable deposits                         10,000      10,000
	   Notes Due Stockholders                     180,251     198,623
         Accrued Rent                               218,500     250,350
         Accrued Compensation                       167,638     162,638
                                                    -------     -------
             Total Current Liabilities              680,838     711,849

Long Term liabilities                                18,930      18,930
                                                     ------     -------
Total liabilities                                   699,768     730,779
                                                    -------     -------
Stockholders equity
  Preferred stock $.01 par value:Authorized
  500,000 shares; Issued and outstanding - none.
  Common stock $.001 par value:Authorized 50,000,000;
  Issued and outstanding 29,682,444 at 5-31-05 and
  29,152,444 at February 29,2005, respectively       29,682      27,522
  Additional paid-in capital                      1,972,711   1,845,271
  Retained earnings (deficit)                    (2,546,638) (2,546,638)
  Net income (loss )                               (101,941)
                                                 ----------   ---------
    Net stockholders' equity                      (646,186)   (673,845)
                                                 ----------   ---------
Total liabilities and stockholders' equity        $ 53,582     $56,954


See accompanying notes.              2




                     Condensed Consolidated Statement of Operations
                         For the Three Months Ended
( Unaudited )


					                  May 31,        May 31,
								    2005		2004



Net revenue							 $ 1,000         $


Costs and expenses:

  Amortization expense                                             5,131
  Depreciation expense                             3,352           3,352
  General and administrative expenses             98,450          36,838
(less)Capitalization-project development cost        -               -
                                                 --------        --------
   Total operating expenses                      101,802          45,321
                                                 --------        --------
   Operating Income (loss)                      (100,802)        (45,321)

Interest Income                                      -                -
Interest Expense                                  (1,139)           (237)
Other (expense) income                               -               -
                                               ----------       ---------
(Loss) before income taxes                      (101,941)        (45,558)
Income tax provision (benefit)                       -               -
                                               ----------       ---------
Net Income (loss)                              $(101,941)       $(45,558)


Net (loss) per share of common stock           $  (0.004)       $ (0.002)
                                               ----------       ---------
Weighted average shares
outstanding during the period                   26,312,444      21,852,444
                                               -----------      ---------









See accompanying notes.			  3










                     ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Cash Flows
                         For the Three Months Ended
( Unaudited)


						                May 31       May 31
							  	       2005         2004


Net Cash Flow from Operating Activities:

   Net Income (loss)                                $(101,941)   $(45,558)
   Adjustments to reconcile Net Income to Cash      ---------   ---------
     provided by (used in) Operating Activities:
   Depreciation and Amortization                        3,352     8,483
   Other changes in Operating Assets and Liabilities   14,211     20,077
   Stock issued for Services in Lieu of Cash           72,600        -
                                                       -------    --------
   Total adjustments                                   90,163     28,560
                                                       -------   ---------
Net Cash provided by Operating Activities             (11,778)   (16,998)
                                                      --------    --------
Cash Flows from Investing Activities:

	Property and Equipment                              -          -
	Other Assets                                        -          -
                                                       -------   --------
Net cash (used) by Investing Activities                   -          -
                                                       -------   --------
Cash Flows from Financing Activities:

	Notes Payable                                       -          -
      Due to stockholders                              45,222        590
	Funds raised from Stock Issued                   57,000        600
                                                      -------    -------
Net Cash  (used) by Financing Activities               11,778      1,190
                                                      -------    --------
Increase (decrease) in Cash and Cash equivalents           0      (15,808)

Cash at Beginning of period                                0       15,808
                                                       -------    -------
Cash at End of Period                                 $    -     $    -
                                                       -------    -------
Supplemental Cash Flow Information

		Interest paid                             $ 1,139    $   237
                                                       -------    -------
	Non-cash items

		Stock Issued in Lieu of Cash              $ 72,600   $   600
                                                       -------    --------



See accompanying notes.              4


ATLANTIC SYNDICATON NETWORK, INC.

Notes to Unauditied Interim Condensed Financial Statements for the Period Ending May 31,2005

Note 1 - BASIS OF PRESENTATION

The interim financial statements at May 31,2005 and for the three month period ended May 31,2005 and 2004 are unaudited, but include all adjustments which management considers necessary for a fair presentation. The February 29,2005 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company Form 10K-SB for the year ended February 28,2005. The audited financial statements as of February 29, 2005 refer to a going concern issue. This issue still exists as of May 31,2005. The accompanying unaudited interim financial statements for the three month period ended May 31,2005 and 2004 are not necessarily indicative of the results which can be expected for the entire year.

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

Note 2 - COMMON STOCK

During the quarter ending May 31,2005, the Company issued 610,000 shares of S-8 common stock and 600,000 shares of 144 restricted common stock for a combination of legal, consulting, video and production services. The company shareholders purchased 950,000 shares of 144 restricted common stock. The shares referenced were issued at .06 cents per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following information includes forward-looking statements, the realization of which may be impacted by certain important factors dis-cussed in "Risk Factors" listed below, including information provided in the Company's Annual 10K-SB

Registrant develops, produces, and distributes television programs and specific projects created for domestic and international markets. The goal is to produce effective television programming, third party commercials or commissioned projects and be known as a notable provider of niche market television, corporate videos and infomercials.

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


			        QUARTER ENDING
                   March 1, 2005 to May 31,2005


 DATE    CLASS  NO.SHARES  AMOUNT  P/Share  CONSIDERATION   NAME

3/4/05   Common  500,000  $30,000.  $.06	   Purchase    G.Parker
3/7/05   Common  100,000  $ 6,000.  $.06     Purchase    R.Trice
3/15/05  Common  250,000  $15,000.  $.06     Service     K.Bartlet
3/22/05  Common  125,000  $ 7,500.  $.06     Service     Y.Skware
3/22/05  Common   25,000  $ 1,500.  $.06     Service   C.Alexander
3/29/05  Common  100,000  $ 6,000.  $.06     Service     A.Frisby
4/21/05  Common  100,000  $ 6,000.  $.06     Service     J.Debruin
5/11/05  Common   10,000  $   600.  $.06     Service     K.Jabro
5/18/05  Common  200,000  $12,000.  $.06     Service       Sussex
5/18/05  Common  400,000  $24,000.  $.06     Service     R.Hicks
5/27/05  Common  350,000  $21,000.  $.06     Purchase    C.Damaske


As of May 31,2005, there are 29,682,444 shares issued and outstanding. Of this amount, 6,001,767 shares are now available on OTCBB, whereas 23,680,677 shares are issued and are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

RESULTS OF OPERATIONS:

ASNi's focus has been (a) consulting and production of client websites
(b) redesigning and production of the corporate website www.asni.tv,
(c) meeting with firms to secure additional funding for ASNi upcoming Intervention DVD and infomercial project and (d) meeting with potential partners, advertisers and guests for projects scheduled. Company shows were not being aired on televison during this period. It is anticipated during this fiscal year the company will be able to secure additional funding and resume production of its in-house shows, its third party productions including commercials and informercials. Once distribution of ASNi shows is in place, income will also be generated from the advertisers and sponsors of these shows.

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for corporate interview videos or outside third party production for commercials or informercials during the various stages of work and upon completion of each contract.

ATLANTIC SYNDICATION NETWORK, INC. generated $1,000 in revenues for the three months ended May 31,2005. During this quarter, the Company incurred $98,450 of operating expenses. This includes $72,600 paid by issuing ASNi common stock in lieu of cash for a combination of legal, consulting, video and production services. The net operating expense for the three months ended May 31,2005 increased $61,612. over the three months ended May 31,2004.

SUBSEQUENT EVENTS    -   None


LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at May 31,2005 was $0, the cash position as of May 31,2004 was $ 0.

Working capital at May 31, 2005 was a negative ($668,288). Liabilities currently include a net of $566,389 due principal stockholders. Although the $566,389 has been and is currently due, no demand has been made upon the company for payment.

During the last three months March 1 to May 31,2005, the Company did not convert outstanding corporate debt into restricted 144 common shares of stock. Management will continue its effort to convert additional notes, debt and/or services provided into equity when possible.

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

Competition: The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. The Company competes with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources. Although the number of outlets available to producers has increased with the emergence of new broadcast stations, the number of time slots available to independent producers remains limited. More-over, because license fees in the United States have dropped substan-tially recently, companies that do not rely on U. S. broadcast license fees to finance the production of programming have achieved a compet-itive advantage. These companies now serve as an additional source of competition for the limited slots available to independent compan-ies. As a result of these factors, the Company will expand it's crea-tive and distribution effort but cannot make assurances that it will be able to remain competitive. Niche market programs such as Martial Arts that are currently popular may not sustain their popularity and new programs may not become popular.Each program (or show) is an individual artistic work, and consumer reaction will determine its commercial success. Management cannot assure the stock-holders that it will be able to continue to create entertaining episodes for the Company's programs or that it will be able to create new programs that are appealing or saleable to broadcasters.

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

Atlantic Syndication Network, Inc.

Dated  July 7,  2005                      By: /s/ KENT G. WYATT, SR.

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



  Signature                     Title                     Date

/s/ KENT G. WYATT, SR.   Chief Executive Officer      July 7, 2005
  __________________           Director
  Kent G. Wyatt, Sr.


  /s/ GLENN SCHLOSSER     Treasurer / Director        July 7, 2005
  __________________
  Glenn Schlosser

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly and annual report is being prepared;

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

/S/    Kent Wyatt, Sr.
------------------------------------------------------------------------
Kent Wyatt, Sr.
President and Chief Executive Officer
Date: July 7, 2005

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly and annual report is being prepared;

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

/S/    Glenn Schlosser
--------------------------------------------------------------------
Glenn Schlosser
Chief Financial Officer
Date: July 7, 2005

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Atlantic Syndication
Network, Inc., a Nevada corporation (the Company), on Form 10-Q for the quarter ended May 31, 2005, as filed with the Securities and Exchange Commission (the Report), Kent G. Wyatt, Chief Executive Officer of the Company and Glenn Schlosser, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. sec. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/s/ Kent G. Wyatt

Kent G. Wyatt
Chief Executive Officer
July 7, 2005


/s/ Glenn Schlosser


Glenn Schlosser
Chief Financial Officer
July 7, 2005

A signed original of this written statement required by Section
906 has been provided to Atlantic Syndication Network, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.