Form 10QSB
period 2005-08-31
ATLANTIC SYNDICATION NETWORK INC
filed 2005-10-20
CIK 1085129

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-----------------------------------------------------------------------

 				   FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


	  For the quarterly period ended ______ August 31,2005 ______

					 OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	 EXCHANGE ACT OF 1934

     For the transition from June 1,2005 through August 31,2005


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

Common Stock, $.001 par value 30,782,444 as of August 31,2005.













ITEM 1.   FINANCIAL STATEMENTS


	As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended August 31,2005 and statements of oper-ations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages 1 through 5 and are incorporated herein by this reference.

  	           ATLANTIC SYNDICATION NETWORK, INC.

					INDEX



PART 1.  FINANCIAL INFORMATION



	Item 1. Financial Statements	                                  1


Unaudited Interim condensed Balance Sheet     	                      2
as of August 31, 2005

Unaudited Interim condensed Statements of Operations                  3
for the three months ended August 31,2005 and 2004

Unaudited Interim condensed Statements of Operations                  4
for the six months ended August 31,2005 and 2004

Unaudited Interim condensed Statements of Cash Flows                  5
for the Six months ended August 31,2005 and 2004

Notes to Unaudited Condensed Financial Statements        		    6


	Item 2.  Management's Discussion and Analysis of
	         Financial Condition and Results of Operations          6

Risk Factors                                                          8

PART II.  OTHER INFORMATION                                          10

	Item -

SIGNATURES

INDEX TO EXHIBITS

CERTIFICATION

                      PART I - FINANCIAL STATEMENT
                     ATLANTIC SYNDICATION NETWORK, INC.
                   Condensed Consolidated Balance Sheet
                        For the Six Months Ending
                               (Unaudited)


ASSETS                                             August 31    Feb. 28
	                                                2005       2005

	Cash                                          $   -      $    -
	Prepaid Media          				     12,550      12,550
                                                     ------     -------
         Total current assets				     12,550      12,550
                                                     ------     -------
Property and equipment - net                         26,330      33,034

            Other Assets
    Project development costs                       452,855     452,855
    Amortization Project development               (452,855)   (452,855)
    Refundable Deposit	                             11,350      11,350
                                                   --------     -------
Total assets                                      $  50,230    $ 56,934
                                                   ========     =======
      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable                          $ 39,828    $ 40,785
         Notes Payable (Current Portion)             49,453      49,453
         Refundable deposits                         10,000      10,000
	   Notes Due Stockholders                     106,815     198,623
         Accrued Rent                               288,450     250,350
         Accrued Compensation                       177,630     162,638
                                                    -------     -------
             Total Current Liabilities              672,184     711,849

Long Term liabilities                                18,930      18,930
                                                     ------     -------
Total liabilities                                   691,114     730,779
                                                    -------     -------
Stockholders equity
  Preferred stock $.01 par value:Authorized
  500,000 shares; Issued and outstanding - none.
  Common stock $.001 par value:Authorized 50,000,000;
  Issued and outstanding 30,782,444 at 8-31-05 and
  29,152,444 at February 29,2005, respectively       30,782      27,522
  Additional paid-in capital                       2,037,611   1,845,271
  Retained earnings (deficit)                    (2,546,638) (2,546,638)
  Net income (loss )                               (162,638)
                                                 ----------   ---------
    Net stockholders' equity                      (640,883)   (673,845)
                                                 ----------   ---------
Total liabilities and stockholders' equity        $ 50,230     $56,954


See accompanying notes.              2




                     Condensed Consolidated Statement of Operations
                         For the Three Months Ended
( Unaudited )


					                August 31,    August 31,
								    2005		2004



Net revenue							 $ 3,000        $ 3,000


Costs and expenses:

  Amortization expense                                             5,131
  Depreciation expense                             3,352           3,352
  General and administrative expenses             38,362          28,277
(less)Capitalization-project development cost        -               -
                                                 --------        --------
   Total operating expenses                       41,714          36,760
                                                 --------        --------
   Operating Income (loss)                       (38,714)        (33,760)

Interest Income                                      40              -
Interest Expense                                     -               -
Other (expense) income                               -               -
                                               ----------       ---------
(Loss) before income taxes                      (38,714)        (33,760)

Income tax provision (benefit)                       -               -
                                               ----------       ---------
Net Income (loss)                              $(38,714)        $(33,760)


Net (loss) per share of common stock           $ (0.002)       $ (0.002)
                                               ----------       ---------
Weighted average shares
outstanding during the period                  26,312,444      22,067,444
                                               -----------      ---------










See accompanying notes.			  3






                    ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Operations
( Unaudited )


							  Six Months Ended
					                 August 31,     August 31,
								    2005		2004



Net revenue							 $ 4,000        $ 3,000


Costs and expenses:

  Amortization expense                                -           10,262
  Depreciation expense                             6,704           6,704
  General and administrative expenses            158,795          65,115
  (less)Capitalization-project development cost     -                -
                                                 --------        --------
   Total operating expenses                      165,499          82,081
                                                 --------        --------
   Operating Income (loss)                      (161,499)        (79,081)

Interest Income                                      40              -
Interest Expense                                  (1,139)          (237)
Other (expense) income                               -               -
                                               ----------       ---------
(Loss) before income taxes                      (162,638)       (79,318)

Income tax provision (benefit)                       -               -
                                               ----------       ---------
Net Income (loss)                              $(162,638)       $(79,318)




Net (loss) per share of common stock           $  (0.006)       $ (0.004)
                                               ----------       ---------
Weighted average shares
outstanding during the period                   26,312,444      22,067,444
                                               -----------      ---------










See accompanying notes.			  4




                     ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Cash Flows
                         For the Six Months Ended
( Unaudited)


						             August 31      August 31
							  	       2005         2004


Net Cash Flow from Operating Activities:

   Net Income (loss)                                $(162,638)   $(79,318)
   Adjustments to reconcile Net Income to Cash      ---------   ---------
     provided by (used in) Operating Activities:
   Depreciation and Amortization                        6,704     16,966
   Other changes in Operating Assets and Liabilities    (958)      3,904
   Stock issued for Services in Lieu of Cash           75,600        -
                                                       -------   --------
   Total adjustments                                   81,346     20,870
                                                       -------   --------
Net Cash provided by Operating Activities            ( 81,292)   (58,448)
                                                      --------    --------
Cash Flows from Investing Activities:

	Property and Equipment                              -          -

Net cash (used) by Investing Activities                   -          -
                                                       -------   --------
Cash Flows from Financing Activities:

	Notes Payable                                       -          -
      Due to stockholders                             (14,708)    24,640
	Funds raised from Stock Issued                   96,000     18,000
                                                      -------    -------
Net Cash  (used) by Financing Activities               81,292     42,640
                                                      -------    --------
Increase (decrease) in Cash and Cash equivalents           0      (15,808)

Cash at Beginning of period                                0       15,808
                                                       -------    -------
Cash at End of Period                                 $    -     $    -
                                                       -------    -------
Supplemental Cash Flow Information

		Interest paid                             $ 1,139    $   237
                                                       -------    -------
	Non-cash items

		Stock Issued in Lieu of Cash             $  75,600   $  1,200
                                                       -------    --------
            Stock Issued for debt                    $  24,000   $   -
                                                       -------    --------

See accompanying notes.              5



ATLANTIC SYNDICATON NETWORK, INC.

Notes to Unauditied Interim Condensed Financial Statements for the Period Ending August 31,2005

Note 1 - BASIS OF PRESENTATION

The interim financial statements at August 31,2005 and for the six month period ended August 31,2005 and 2004 are unaudited, but include all adjustments which management considers necessary for a fair presentation. The February 29,2005 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company Form 10K-SB for the year ended February 28,2005. The audited financial statements as of February 29, 2005 refer to a going concern issue. This issue still exists as of August 31,2005. The accompanying unaudited interim financial statements for the three and six month period ended August 31,2005 and 2004 are not necessarily indicative of the results which can be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial state-ments and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - COMMON STOCK

During the quarter end August 31,2005, the Company issued 50,000 shares of S-8 common stock for production services. The company shareholders purchased 650,000 shares of 144 restricted common stock. The company converted corporate debt into 400,000 shares of 144 restricted common stock. The shares referenced were issued at .06 cents per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following information includes forward-looking statements, the realization of which may be impacted by certain important factors dis-cussed in "Risk Factors" listed below, including information provided in the Company's Annual 10K-SB

Registrant develops, produces, and distributes television programs and specific projects created for domestic and international markets. The goal is to produce effective television programming, third party commer-cials or commissioned projects and be known as a notable provider of niche market television, corporate videos and infomercials.

Revenues are generated by (1)the sale of advertising and promotions to be shown during the show; (2) companies sponsoring shows because of content.

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


			        QUARTER ENDING
                   June 1, 2005 to August 31,2005


 DATE    CLASS  NO.SHARES  AMOUNT  P/Share  CONSIDERATION   NAME

7/01/05  Com.S-8  50,000  $ 3,000.  $.06	   Service    R.Mendiola
7/14/05  Common  100,000  $ 6,000.  $.06     Purchase   M.Kass RLT
7/17/05  Common  150,000  $ 9,000.  $.06     Purchase   M.Kass RLT
8/02/05  Common  200,000  $12,000.  $.06     Purchase   M.Kass RLT
8/02/05  Common  200,000  $12,000.  $.06     Purchase    G.Holt
8/29/05  Common  400,000  $24,000.  $.06    Conversion  G/L.Parker

As of August 31,2005, there are 30,782,444 shares issued and outstand-ing. Of this amount, 6,318,767 shares are now available on OTCBB, whereas 24,463,677 shares are issued and are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

RESULTS OF OPERATIONS:

ASNi's focus has been (a) consulting and production of client websites
(b) evaluating and negotiating options for joint venture projects
(c) attempting to solidify purchase of FDA approved drug test for ASNi Intervention DVD and infomercial project and (d) meeting with potential partners, advertisers and guests for ASNi projects. Company shows were not being aired on television during this period. It is anticipated during this fiscal year the company will be able to secure additional funding and resume production. Once distribution of ASNi shows resumes, income will be generated from the sponsorship of these shows.

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for corporate interview videos or outside third party production for commercials or informercials during the various stages of work and upon completion of each contract.

ATLANTIC SYNDICATION NETWORK, INC. generated $3,000 in revenues for the three months ended August 31,2005. During this quarter, the Company incurred $41,714 of operating expenses. This includes $3,000 paid by issuing S-8 common stock in lieu of cash for production services. The net operating expense for the three months ended August 31,2005 increased $4,954. over the three months ended August 31,2004.

SUBSEQUENT EVENTS    -   None

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at August 31,2005 was $0, the cash pos-ition as of August 31,2004 was $ 0.

Working capital at August 31, 2005 was a negative ($659,634). Liabil-ities currently include a net of $572,903 due principal stockholders. Although the $572,903 has been and is currently due, no demand has been made upon the company for payment.

During the last three months June 1 to August 31,2005, the Company converted $24,000 of outstanding corporate debt into restricted 144 common shares of stock. Management will continue its effort to convert additional notes, debt and/or services provided into equity when possible.

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

Atlantic Syndication Network, Inc.

Dated  October 18,  2005                      By: /s/ KENT G. WYATT, SR.

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



  Signature                     Title                     Date

/s/ KENT G. WYATT, SR.   Chief Executive Officer      October 18, 2005
  __________________           Director
  Kent G. Wyatt, Sr.


  /s/ GLENN SCHLOSSER     Treasurer / Director        October 18, 2005
  __________________
  Glenn Schlosser

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

/S/    Kent Wyatt, Sr.
------------------------------------------------------------------------
Kent Wyatt, Sr.
President and Chief Executive Officer
Date: October 18, 2005

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date);
and

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

/S/    Glenn Schlosser
--------------------------------------------------------------------
Glenn Schlosser
Chief Financial Officer
Date: October 18, 2005

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Atlantic Syndication Network, Inc., a Nevada corporation (the Company), on Form 10-Q for the quarter ended August 31, 2005, as filed with the Securities and Exchange Commission (the Report), Kent G. Wyatt, Chief Executive Officer of the Company and Glenn Schlosser, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. sec.1350), that to his knowledge:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/s/ Kent G. Wyatt

Kent G. Wyatt
Chief Executive Officer
October 18, 2005


/s/ Glenn Schlosser


Glenn Schlosser
Chief Financial Officer
October 18, 2005

A signed original of this written statement required by Section
906 has been provided to Atlantic Syndication Network, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.