Form 10QSB
period 2005-11-30
ATLANTIC SYNDICATION NETWORK INC
filed 2006-01-18
CIK 1085129

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-----------------------------------------------------------------------

 				   FORM 10-QSB
( Mark One )
  _ (X)_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


	  For the quarterly period ended ______ November 30,2005 ______

					 OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	 EXCHANGE ACT OF 1934

     For the transition from September 1,2005 through November 30,2005


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was reuired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

__ X __  Yes   ____ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.001 par value 31,292,444 as of November 30, 2005.













ITEM 1.   FINANCIAL STATEMENTS


	As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended November 30,2005 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages 1 through 5 and are incorporated herein by this reference.

  	           ATLANTIC SYNDICATION NETWORK, INC.

					INDEX



PART 1.  FINANCIAL INFORMATION



	Item 1. Financial Statements	                                  1


Unaudited Interim condensed Balance Sheet     	                        2
as of November 30, 2005

Unaudited Interim condensed Statements of Operations                  3
for the three months ended November 30,2005 and 2004

Unaudited Interim condensed Statements of Operations                  4
for the Nine months ended November 30,2005 and 2004

Unaudited Interim condensed Statements of Cash Flows                  5
for the Nine months ended November 30,2005 and 2004

Notes to Unaudited Condensed Financial Statements        		   6


	Item 2.  Management's Discussion and Analysis of
	         Financial Condition and Results of Operations           6

Risk Factors                                                          8

PART II.  OTHER INFORMATION                                          10

	Item -

SIGNATURES

INDEX TO EXHIBITS

CERTIFICATION

                      PART I - FINANCIAL STATEMENT
                     ATLANTIC SYNDICATION NETWORK, INC.
                   Condensed Consolidated Balance Sheet
                        For Nine Months Ending
                               (Unaudited)


ASSETS                                            November 30   Feb. 28
	                                                2005       2005

	Cash                                          $   -      $    -
	Prepaid Media          				     12,550      12,550
                                                     ------     -------
         Total current assets				     12,550      12,550
                                                     ------     -------
Property and equipment - net                         26,978      33,034

            Other Assets
    Project development costs                       452,855     452,855
    Amortization Project development               (452,855)   (452,855)
    Refundable Deposit	                             11,350    11,350
                                                   --------     -------
Total assets                                      $  46,878    $ 56,934
                                                   ========     =======
      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable                          $ 40,751    $ 40,785
         Notes Payable (Current Portion)             49,453      49,453
         Refundable deposits                         10,000      10,000
	   Notes Due Stockholders                      94,629     198,623
         Accrued Rent                               307,500     250,350
         Accrued Compensation                       182,638     167,638
                                                    -------     -------
             Total Current Liabilities              684,971     716,849

Long Term liabilities                                18,930      18,930
                                                     ------     -------
Total liabilities                                   703,901     735,779
                                                    -------     -------
Stockholders equity
  Preferred stock $.01 par value:Authorized
  500,000 shares; Issued and outstanding - none.
  Common stock $.001 par value:Authorized 50,000,000;
  Issued and outstanding 30,782,444 at 8-31-05 and
  29,152,444 at February 29,2005, respectively       31,292      27,522
  Additional paid-in capital                      2,067,701   1,845,271
  Retained earnings (deficit)                    (2,546,638) (2,546,638)
  Net income (loss )                               (209,378)
                                                 ----------   ---------
    Net stockholders' equity                      (657,023)   (673,845)
                                                 ----------   ---------
Total liabilities and stockholders' equity        $ 46,878     $56,934


See accompanying notes.              2




               Condensed Consolidated Statement of Operations
                              ( Unaudited )

                                                   Three Months Ended
					                     November 30,   November 30,
								           2005         2004



Net revenue


Costs and expenses:

  Amortization expense                                             5,131
  Depreciation expense                             3,352           3,352
  General and administrative expenses             43,388          89,775
(less)Capitalization-project development cost        -               -
                                                 --------        --------
   Total operating expenses                       46,740          98,258
                                                 --------        --------
   Operating Income (loss)                       (46,740)        (98,258)

Interest Income                                      -               -
Interest Expense                                     -              155
Other (expense) income                               -               -
                                               ----------       ---------
(Loss) before income taxes                      (46,740)        (98,413)

Income tax provision (benefit)                       -               -
                                               ----------       ---------
Net Income (loss)                              $(46,740)        $(98,413)


Net (loss) per share of common stock           $ (0.002)       $ (0.004)
                                               ----------       ---------
Weighted average shares
outstanding during the period                  25,782,444      22,067,444
                                               -----------      ---------










See accompanying notes.			  3











                       ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Operations
( Unaudited )


							  Nine Months Ended
					               November 30,    November 30,
								   2005		2004



Net revenue							 $ 4,000        $ 3,000


   Operating Income (loss)                      (208,239)       (177,339)

Interest Income                                      40              -
Interest Expense                                  (1,139)          (392)
Other (expense) income                               -               -
                                               ----------       ---------
Costs and expenses:

  Amortization expense                                -           15,393
  Depreciation expense                            10,056          10,056
  General and administrative expenses            202,183         154,890
(less)Capitalization-project development cost     -                -
                                                 --------        --------
   Total operating expenses                      212,239         180,339
                                                 --------        --------
(Loss) before income taxes                      (209,378)       (177,731)

Income tax provision (benefit)                       -               -
                                               ----------       ---------
Net Income (loss)                              $(209,378)       $(177,731)


Net (loss) per share of common stock           $  (0.008)       $ (0.008)
                                               ----------       ---------
Weighted average shares
outstanding during the period                   25,782,444      22,067,444
                                               -----------      ---------










See accompanying notes.			  4




                     ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Cash Flows
( Unaudited)

                                                     Nine Months Ended
						             November 30   November 30
							  	       2005         2004


Net Cash Flow from Operating Activities:

   Net Income (loss)                                $(209,378)
$(177,731)
   Adjustments to reconcile Net Income to Cash      ---------   ---------
     provided by (used in) Operating Activities:
   Depreciation and Amortization                       10,056     25,449
   Other changes in Operating Assets and Liabilities     (34)     (7,909)
   Stock issued for Services in Lieu of Cash           94,200     51,000
                                                       -------   --------
   Total adjustments                                  104,222     68,540
                                                       -------   --------
Net Cash provided by Operating Activities            (105,156)  (109,191)
                                                      --------    --------
Cash Flows from Investing Activities:

	Property and Equipment                              -          -

Net cash (used) by Investing Activities                   -          -
                                                       -------   --------
Cash Flows from Financing Activities:

	Notes Payable                                       -        5,000
      Due to stockholders                               2,844     70,947
	Funds raised from Stock Issued                  108,000     18,000
                                                      -------    -------
Net Cash  (used) by Financing Activities              105,156     93,947
                                                      -------    --------
Increase (decrease) in Cash and Cash equivalents          (0)    (15,244)

Cash at Beginning of period                                0      15,808
                                                       -------    -------
Cash at End of Period                                 $    -     $   564
                                                       -------    -------
Supplemental Cash Flow Information

		Interest paid                             $ 1,139    $   392
                                                       -------    -------
	Non-cash items

		Stock Issued in Lieu of Cash             $  94,200   $
52,200
                                                       -------    --------
            Stock Issued for debt                    $  24,000   $   -
                                                       -------    --------

See accompanying notes.              5



ATLANTIC SYNDICATON NETWORK, INC.

Notes to Unauditied Interim Condensed Financial Statements for the Period Ending November 30,2005

Note 1 - BASIS OF PRESENTATION

The interim financial statements at November 30,2005 and for the nine month period ended November 30,2005 and 2004 are unaudited, but include all adjustments which management considers necessary for a fair presentation. The February 29,2005 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company Form 10K-SB for the year ended February 29,2005. The audited financial statements as of February 29, 2005 refer to a going concern issue. This issue still exists as of November 30,2005. The accompanying unaudited interim financial statements for the three and nine month period ended November 30,2005 and 2004 are not necessarily indicative of the results which can be expected for the entire year.

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

Note 2 - COMMON STOCK

During the quarter ended November 30,2005, the Company issued 310,000 shares of S-8 and 144 restricted common stock for legal and professional services. The company shareholders purchased 200,000 shares of 144 restricted common stock. The shares referenced were issued at .06 cents per share.

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


			        QUARTER ENDING
                   June 1, 2005 to August 31,2005


 DATE    CLASS  NO.SHARES  AMOUNT  P/Share  CONSIDERATION   NAME

9/29/05  Com.S-8 100,000  $ 6,000.  $.06	   Service      A.Frisby
9/29/05  Common  100,000  $ 6,000.  $.06     Service      A.Frisby
9/27/05  Common  100,000  $ 6,000.  $.06     Service      G.Schlosser
9/27/05  Common   10,000  $   600.  $.06     Service      G.Schlosser
8/25/05  Common  100,000  $ 6,000.  $.06     Purchase     C.Damaske
9/08/05  Common  100,000  $ 6,000.  $.06     Purchase     M.Kass RLT

As of November 30,2005, there are 31,292,444 shares issued and outstand-ing. Of this amount, 6,138,767 shares are now available on OTCBB, whereas 25,153,677 shares are issued and are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

RESULTS OF OPERATIONS:

ASNi's focus has been (a) consulting and production of client websites
(b) evaluating and negotiating options for joint venture projects
(c) meeting with potential joint venture partners, advertisers and guests for ASNi projects and infomercial products. Company shows were not being aired on television during this period. It is anticipated during this fiscal year the company will be able to secure additional funding and resume production. Once distribution of infomercial products or ASNi shows resume, income will be generated from the product sales on television or web sales and/ or sponsorship of the television shows.

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for web design / consulting, corporate interview videos or outside third party production for commercials or infomercials during the various stages of work and upon completion of each contract.

ATLANTIC SYNDICATION NETWORK, INC. generated $ 0 in revenues for the three months ended November 30,2005. During this quarter, the Company incurred $46,740. of operating expenses. This includes $18,600.paid by issuing S-8 and 144 restricted common stock in lieu of cash for legal and professional services. The net operating expense for the three months ended November 30, 2005 decreased $51,518. over the three months ended November 30,2004.

SUBSEQUENT EVENTS    -   None

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at November 30,2005 was $0, the cash pos-ition as of November 30,2004 was $ 0.

Working capital at November 30, 2005 was a negative ($672,421.). Liabil-ities currently include a net of $584,767. due principal stockholders. Although the $584,767. has been and is currently due, no demand has been made upon the company for payment.

During the last three months September 1 to November 30,2005, the Company converted a combination of $18,600 of services into S-8 and restricted 144 common shares of stock. Management will continue its effort in the future to convert additional notes, debt and/or services provided into equity when possible.

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

Atlantic Syndication Network, Inc.

Dated  January 6,  2006                      By: /s/ KENT G. WYATT, SR.

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



  Signature                     Title                     Date

/s/ KENT G. WYATT, SR.   Chief Executive Officer      January 6, 2006
  __________________           Director
  Kent G. Wyatt, Sr.


  /s/ GLENN SCHLOSSER     Treasurer / Director        Jaunuary 6, 2006
  __________________
  Glenn Schlosser

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

/S/    Kent Wyatt, Sr.
------------------------------------------------------------------------
Kent Wyatt, Sr.
President and Chief Executive Officer
Date: January 6, 2006

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

/S/    Glenn Schlosser
--------------------------------------------------------------------
Glenn Schlosser
Chief Financial Officer
Date: January 6, 2006

   CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Atlantic Syndication Network, Inc., a Nevada corporation (the Company), on Form 10-Q for the quarter ended November 30, 2005, as filed with the Securities and Exchange Commission (the Report), Kent G. Wyatt, Chief Executive Officer of the Company and Glenn Schlosser, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. sec.1350), that to his knowledge:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/s/ Kent G. Wyatt

Kent G. Wyatt
Chief Executive Officer
January 6, 2006


/s/ Glenn Schlosser


Glenn Schlosser
Chief Financial Officer
January 6, 2006

A signed original of this written statement required by Section
906 has been provided to Atlantic Syndication Network, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.