Form 10KSB
period 2006-02-28
ATLANTIC SYNDICATION NETWORK INC
filed 2006-05-30
CIK 1085129

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

					For the fiscal year ended February 28, 2006

			 		Commission File number : 0-26283


                 ATLANTIC SYNDICATION NETWORK, INC.
---------------------------------------------------------------------------
          (Exact name of Small Business Issuers in Its Charter)

             NEVADA                                       88-0325940
  ---------------------------------                    ----------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                 (Identification Number)


   6125 West Edna, Las Vegas, Nevada                        89146
--------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)



             (Issuer's Telephone Number) (702)   388-8800

	Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class        Name of Each Exchange on Which Registered
       -------------------              ------------------------------
              n/a                                       n/a

	  Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $.001
---------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ( ) No (x)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes   (x)    No (  )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ( ) No (X)

State the issuer's revenues for its most recent fiscal year ____________

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. ( See definition of affiliate in Rule 12b-2 of the Exchange Act)________________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2006 the Company has adjusted the number and has 32,322,444 issued and outstanding shares of Common Stock.


Transitional Small Business Disclosure Format (chack one) Yes ( ) No (x)

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

					     PART II
Item 5.  Market for Common Equity, Related Shareholder Matters
         and Small Business Issuer Purchases of Equity Securities..
Item 6.  Management's Discussion and Analysis or Plan of
Operation......................
Item 7.  Financial Statements.....................................
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure......................
Item 8A. Controls and Procedures
Item 8B. Other Information

					     PART III
Item 9. Directors and Executive Officers of the Registrant; Compliance With Section 16(a) of Exchange Act ...
Item 10. Executive Compensation....................................
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions............
Item 13. Exhibits .................................
	   Signatures ...............................................
Item 14. Principal Accountant Fees and Services ...................

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. This Report contains statements that constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act, 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "approximately", "anticipate", "believe", "plan", "should", "scheduled", "will", "may", "projected" "benefit" "upcoming" "strategic" "demonstrated" "quality", "added value" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, (b) the business and growth strategies of the Company, and (c) the Company's objectives, planned or expected activities and anticipated financial performance. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and the actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Section "Management's Discussion and Analysis or Plan of Operation" and "Risk Factors". The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the "Risk Factors" described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB filed or to be filed by the Company in Calendar years 2005 and 2006 and any Current Reports on Form 8-K filed by Company.



					  PART I


ITEM 1.            	DESCRIPTION OF BUSINESS.

Business Development

Atlantic Syndication Network, Inc. (the "Registrant") was originally incorporated under the laws of the state of Nevada on September 25, 1978 as Casino Consultants, Inc. Prior to September 1992 the Registrant was non-operating. On September 15, 1992 the Registrant entered into an Agreement and Plan of Reorganization with Ad Show Network, Inc., a Nevada corporation, whereby the Registrant would acquire the assets of Ad Show Network, Inc., subject to liabilities, for shares of common stock in the Registrant. On September 15, 1992, prior to completion of the asset purchase Casino Consultants, Inc. changed its name to A.S. Network, Inc.

On October 14, 1992, Casino Consultants, Inc. (A.S.Network, Inc.) filed an Amendment to its Articles of Incorporation changing the corporate name to Ad Show Network, Inc. On August 17, 1995, Registrant filed an amendment to the Articles of Incorporation changing the name to Atlantic Syndication Network, Inc.

The asset purchase was accounted for as a tax free reorganization under Section 368(a)(i)(c) of the Internal Revenue Code of 1986, as amended. As a result, the acquiring Company, Casino Consultants, Inc. purchased 100% of the net assets of Ad Show Network (valued at $690,975) and transferred 4,500,000 shares of its common stock in exchange for these assets. As this was an exempt isolated transaction, the securities received in such a transfer shall not be registered under federal or state securities laws.

From the time of the asset purchase on September 25, 1992 until the Registrant changed its name on August 17, 1995 to Atlantic Syndication Network, Inc., the Registrant's personnel and operations were engaged in the promotion and advertising of local businesses and products in locations such as the U.S. Post Offices through the use of automated computer kiosks. Successful development and implementation of advertising operations occurred, however; the U.S. Postal Service subsequently changed the U.S. Post Master and their contract personnel and policy in dealing with third party contractors. In making these changes the Postal Service caused the discontinuation of operations by the Registrant in Post Offices throughout the Western U.S. The Registrant's financial resources had been expended in developing this business and with the cessation of its kiosk advertising in late 1995, the Registrant assigned the kiosk advertising operations to a third party in 1996. By year-end February 1996, the Registrant had an accumulated deficit in retained earnings of ($755,999). Corporate assets of $210,711 were nearly all non-liquid consisting primarily of organizational and development costs and fixed assets.

Capitalized liabilities of the Registrant, private placement proceeds, advances from principal shareholders and profit sharing partnerships have been used to redirect the Registrant's endeavors in the design, development, production and distribution of multi-media, television production, commercials, infomercials and commissioned projects.

Business

Registrant develops, produces, and distributes television programs and specific projects created for domestic and international markets. The company targets multi-media production with a focus on effective television programming, third party commissioned projects and niche market television shows, corporate videos and infomercials.

Registrant benefits by using company-owned state-of-the-art post production digital editing equipment. The company's real-time editing and computer graphic stations have full animation capability and conform to the necessary technology required for the internet, multi-media and broadcast. The company equipment allows the company to produce its television shows and videos at a reduced cost compared to utilizing outside studios and conforms to necessary technology required for broadcast.

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

Library: The Company has retained the proprietary rights associated with most of the programming in its library, unless the rights are sold and/or granted to licensees. These rights are generally held in perpetuity. The Company intends to add product to its video library by producing new programming as well as purchasing completed programming to distribute to television, cable and the direct-to-video market. A library that includes proprietary programming can be licensed, re-licensed and distributed over a period of time and provide a long term revenue stream.

Pursue Co-Production Partnerships: The Company has been pursuing business opportunities with co-financing partners for various projects, with the goal that risks may be shared. The benefits will include financial, complementary production and marketing skills and domestic or foreign distribution for Registrant's projects. Ref: The Art Show Auction

Internet and Alternative Distribution: The Company website is www.asni.tv. The Company intends to benefit by alternative distribution utilizing the internet for its infomercials, corporate videos and television programs.

RHETT  RE-DO   The company is currently building websites including
www.freedrugtest.org and its Intervention project which will include the sale and distribution of products offered such as drug tests, books, corporate audios and videos.

The Company spent the majority of its time and available funds over the last two years on research, development of multi-media projects and its upcoming slated shows. It is believed the various projects and television shows such as the weekly Art Auction show will significantly benefit by the companys multi-media development phase.

The Company has 5 employees, _2_ of which are full time.

The Company does not have any patents or trademarks ________.

ITEM 2.      DESCRIPTION OF PROPERTY.

The Registrant maintains executive offices at 6125 West Edna in Las Vegas, Nevada. The property has approximately 5400 square feet which includes its corporate headquarters, production and post production studios. Equipment includes digital and beta cameras for on and off-site and a complete editing / graphics facility to fulfill all of ASNi production needs. The property is owned by Kent Wyatt, the Company's CEO, and is leased monthly for $6,350.00_ per month.

ITEM 3       LEGAL PROCEEDINGS

The company is not involved in any legal proceedings and, to the best of our knowledge, no such action by or against the company has been threatened. None of the officers, directors, or beneficial owners of 5% or more of outstanding securities are a party to proceedings adverse to us nor do any of the foregoing individuals have a material interest adverse to us.


ITEM 4      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the company's stockholders during the fourth quarter of the fiscal year ended February 28, 2006.


					PART II

ITEM 5. 	Market for Common Equity and Related Stockholder Matters
            AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET INFORMATION: The Registrant's common stock is quoted in the NASDAQ OTC Bulletin Board Electronic Quotation Service under the symbol ASNI. The Registrant's common stock price at close of business on February 28,2006 was $.08 per share.

PRICE RANGE: The following table is the range of the high and low bids for the Registrant's common stock for each quarter within the last two fiscal years as determined by over-the-counter market quotations. The source of this information is OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                           High       Low
      Fiscal Yr Ending


      Fiscal Yr Ending
	Feb 28, 2005
            First Quarter		   	.14 		.03
            Second Quarter		   	.06 		.02
            Third Quarter		  	.04 		.02
            Fourth Quarter		   	.11 		.02

Feb 28, 2006
            First Quarter                 .095        .033
            Second Quarter                .06         .022
            Third Quarter                 .035        .02
            Fourth Quarter	            .025        .01

(b) HOLDERS: At February 28, 2006, the Registrant has approximately 151 common stock shareholders. This excludes the number of beneficial owners whose shares are held in brokerage accounts. With this in mind, the company believes that the number of beneficial holders exceeds this amount.

(c) DIVIDENDS: The Registrant has never paid a cash dividend. It is the present policy of the Registrant to retain any extra profits to finance growth and development of the business. Therefore, Registrant does not anticipate paying cash dividends on its common stock in the foreseeable future.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth as of February 28, 2006, compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.
Equity Compensation Plan Information
Plan Category
Number of securities to be issued upon exercise of outstanding options, warrants and rights
(a)
Weighted-average exercise price of outstanding options, warrants and rights
(b)
Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
(c)
Equity compensation plans approved by security holders
0
0
0
Equity compensation plans not approved by security holders

325,000

$.25

_____
Total
325,000
$.25
0

Stock Option Plans
In May 1999, the Company adopted a stock warrant plan expiring February 28, 2009, providing for two previous members of the board of directors to receive 325,000 stock warrants at an exercise price of $.25 per share. No warrants have been exercised to date.
On March 2, 2005, the Company adopted a 2005 Non-Qualified Stock & Stock Option Plan for issuance of common stock and options to employees and consultants of the company, and registered 3,100,000 shares underlying the Stock Plan on a Form S-8 Registration Statement., 760,000 shares were issued out of this plan for consulting, legal and service agreements during the corporate year..

(d) RECENT SALES OF UNREGISTERED SECURITIES: The Registrant had the following stock issuance within the last quarter of the fiscal year as described below. All other issuances during the fiscal year have been previously reported. All such shares were sold by the officers and directors of the Registrant and no underwriters were utilized. All shares were issued with a restrictive legend.


In December 2005, the company issued an aggregate of 550,000 shares of common stock for $.06 per share to two unaffiliated investors.

In January 2006, we issued an aggregate of 30,000 shares of common stock to three individuals for services, which includes 10,000 shares each to Michael Edwards, a director, and Kent Wyatt and Sarah Wyatt, both officers and directors of the Company. The shares were valued at $.06 per share.

In January 2006, we issued 150,000 shares of common stock to an unaffiliated investor at $.06 per share.

In February 2006, we issued 200,000 shares of common stock for consulting services. The shares were valued at $.06 per share.

In February 2006, we issued 100,000 shares of common stock to an unaffiliated investor at $.06 per share.



                   EXEMPTIONS FROM REGISTRATION:

With respect to the issuance of all of the common shares listed at Item
5(d), such issuances were made in reliance on the private placement exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and/or SEC Regulation D, Rule 505 of the Act ("Rule 505") and Nevada Revised Statutes Sections 78.211, 78.215, 73.3784, 78.3785 and 78.3791 ( collectively, the "Nevada Statutes").

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

    4. That the Registrant has made available to him/her, and their counsel or advisors, the opportunity to ask questions and that he/she has been given access to any information, documents, financial statements, books and records relative to the Registrant and an investment in the shares of the Registrant.



ITEM 6    Management's Discussion and Analysis or Plan of Operation

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

NINJAEROBICS(tm)

An outgrowth and interest in martial arts including the physical and personal benefits it offers has been the development of exercise classes which focus on martial arts techniques and self-defense. ASNi, produced a series of these exercise tapes with Sho Kosugi that combines aerobics and self-defense. As of this date the Company has not secured a sponsor or joint venture partnership for release or distribution of this series. The Company believes Mr. Kosugi's worldwide fame as The Ninja will provide added impetus for ASNi to market this videotape series through select retail and video outlets, and the Internet.

THE STOCK SHOW(tm)

THE STOCK SHOW(tm) was
This interview and news format show introduced public companies, their management, products and services to the general public. The demand by small companies to create visibility via corporate videos or interview shows offers significant business potential for this weekly show. Publicity is essential for today's companies as they compete for investment dollars with the more established or blue chip companies. The nature of questions addressed during interviews includes those that are targeted at the company's latest product or services offered, its key management, company innovations and company goals. The interview is produced as a corporate video for corporate use and/or television but does not promote or offer investment advice and specifically avoids discussing the guest company stock performance and/or its offerings.

Business news presented includes press releases provided to the general public, current events that are timely and relevant as reported in business magazines such as the Wall Street Journal, Forbes, and others. The show
Initially aired in Southern California and Nevada but is currently not airing or generating income.

INTERVENTION SHATTERS DRUG AND ALCOHOL ABUSE

Recognizing the importance and benefit of reaching families in crisis due to drug and alcohol abuse, ASNi created, developed, and produced this project, focusing on Intervention, a proven path to treatment and recovery for the disease of addiction. The educational infomercial, entitled, INTERVENTION SHATTERS DRUG AND ALCOHOL ABUSE, had been previously scheduled for completion, distribution, and airing but was delayed due to a number of setbacks. Plans now include completion of the project when funds become available. When completed, promotion includes offering the DVD's, tapes, and other products for sale via 1 and 2-minute infomercials and commercials airing on television with an (800) number provided for call-ins. Other outlets for distribution of this and other DVD's and ancillary products is planned through a multi-media campaign and the website www.freedrugtest.org.

The company originally intended to make in-home drug tests available for concerned parents along with the release of the DVD's and videotapes at a discount from the retail market price. These in-home drug tests have become increasingly popular with parents of teenagers since they are fast, accurate and easy to use with results available within approximately 5 minutes in the privacy of the home ( similar to a pregnancy test ). The tests provide the opportunity to test simultaneously for single or multiple drug use of marijuana, methamphetamines, cocaine, heroin and others at cut-off levels consistent with the National Institute of Drug Abuse.

One of the unexpected hurtles to overcome was the added expense to our cost of sale when the FDA required that all tests ( even those with 99% accuracy - which we were giving away with the DVD) must be returned to the laboratory to confirm the test results. Due to this and other unexpected expenses required for promotion of the project, the company had no option but to revamp the promotional campaign. When and if funding is secured, the final production and post production, airing and distribution of this videotape series will be rescheduled with a new promotional campaign..

Assuming a financially workable plan can be established and accommodate the company needs and FDA guidelines, the plan will once again include providing a one-time free drug test to concerned parents of teens. The company plans to participate with the "Angel Heart Foundation" or another charity dealing with drug and alcohol recovery issues. It is believed this association and exposure will foster visibility and increase sales for this videotape series, related books and other products. Television, radio, and print commercials are designed and projected to direct buyers and traffic to the website - www.freedrugtest.org.

THE ART Auction SHOW ( working title ) is the company's latest project, currently in pre-production. The company has engaged international publisher, Magui Publishing to participate by selecting and providing art and featured guests for the weekly art auction show. The weekly 8 hour schedule will include art for sale by international artists such as Dali, Chagall, Monet, Buffet, Leroy Neiman,Remington, Tarkay, Renoir, Peter Max, Norman Rockwell and many others.

The show is projected to begin airing to an audience exceeding 20 MHH - 4 hours daily 2 days each week throughout the U.S. It is believed the unique talent, international guest interviews and quality art presented will attract and
facilitate visibility for the show.   The company is currently finalizing
projected funding needs, negotiating television time for the Art Auction Show and commercial time to promote the show as well as curing national and international contracts with other publishers, artists and featured guests. The show is scheduled to begin airing in the fall of 2006. Projected income for the company show will be generated similar to the Home Shopping Network or QVC via the auction marketing program and weekly 8 hour Art Auction Show with select sponsorship and advertising.

REVENUES FROM OPERATIONS CAN BE DERIVED FROM:

Primary Income: Revenues are generated from (1) multi-media production (2) sale of advertising and promotions to be shown during TV shows; (3) guests or companies sponsoring the TV show because of its target audience and content (4) infomercials and (5) auctions.

Secondary Income is generated by: (1) third party consulting services pertaining to project development; script, layout, production, editing and distribution of the product (2) third party video production and post production services and (3) multi-media DVD and videotape sales. Additional revenues may be derived from the sale of related products advertised during the course of a show that complement and add value to original products being sold on television.

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for outside third party production as work is completed.


RESULTS OF OPERATION.

During fiscal year-ending February 28,2006, the company incurred a loss of ($439,437) compared to a loss of ($292,529) for the prior year. The Company had revenues of $5,700 for 2006 and $4,700 for 2005. Costs and expenses were $369,938 for 2006 and $241,787 for 2005. Loss per share of $(0.011) for 2005 and $(0.017) for 2006. The decrease is primarily due to having an increase in the amount of shares outstanding.

The Company has directed its primary effort at developing the Art Auction Show which is now planned for airing in the fall of 2006.

The Company's library of shows and developed projects are the principal assets of the Registrant. The Registrant has produced and aired "Masters of the Martial Arts" a weekly series that aired for two years on ICN (International Channel Network). This and other shows developed and produced by the company are currently not airing or generating income.

Registrant has sustained operations with limited revenues during a period that's been devoted primarily to design, development, and packaging of its anticipated productions. The Registrant has created the primary marketing tools supported by websites and advertising campaigns for the proposed show Living Well - Looking Good(tm) and the upcoming Art Auction Show. Management has developed relationships with various media buyers and public relations firms to distribute its shows and has secured vendors to supply various products to be used as added value in the marketing of its programs, infomercials and television shows.

There was no Federal Tax expense for the year ended February 28,2006. The Registrant has a tax loss benefit to carry-forward of approximately $3,300,000 which is available to offset future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

For the fiscal year ended February 28,2006 cash flow came from the issuance of common stock ($180,000) and from advances from shareholders ($121,841). Cash expended on operating expenses was $293,876.
..

The Company has devoted significant time, effort and resources to obtain private funding to fund the development, production and distribution of its infomercials and television programs. Assuming that expenses remain at the current level, additional cash will be required to complete production and air existing projects in place. The Company will require approximately $500,000 of additional operating capital during the fiscal year ending February 28, 2007. The Company intends to finalize existing commitments by accredited investors and/or secure funds with a private placement. It is believed the funds required will be secured as projected, but it is uncertain whether the required financing will be secured under the most favorable terms, if at all, due to the company's current financial position.

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

Nature of the Entertainment Industry: The television, merchandising and direct-to-video or DVD industries are highly speculative and historically have involved a substantial degree of risk. The success of a television show, series or video production depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Company's production and other costs. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and public taste generally, and include other intangible factors, all of which change rapidly and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the Company's projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

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

Dependence upon Key Personnel: Registrant's success depends to a significant extent upon the expertise and services of the President and Chief Executive Officer Kent Wyatt. The loss of services of Mr. Wyatt and/or other future key management personnel could have an adverse effect on the Company business, results of operations and financial condition. Registrant has not carried "key man" life insurance on Company executives but the Board of Directors has suggested that when funds are available management secure policies on key company executives.

ITEM 7. Financial Statements


                       ATLANTIC SYNDICATION NETWORK, INC.


                            Financial Statements

                        February 28, 2006 and 2005





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

Report of Independent Registered Public Accounting Firm

Board of Directors
Atlantic Syndication Networks, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Atlantic Syndication Networks, Inc. as of February 28,2006 and 2005 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audits providea reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Syndication Networks, Inc. as of February 28,2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Managements plans regarding these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Larry O'Donnell, CPA PC
Aurora, Colorado
May 22, 2006

                 ATLANTIC SYNDICATION NETWORK, INC.
                              Balance Sheets
                           As of Years Ending

                              Assets

				        February 28       February 28
                                         2006               2005
                                       -----------       -----------
Current Assets
     Cash                               $   480           $     -
     Prepaid expenses  - deposits                          12,550
                                      ------------        ----------
     Total Current Assets                   480            12,550
                                      ------------       -----------
Property and Equipment, Net              25,478            33,034
                                    ------------         -----------
Other Assets
    Project Development cost            452,855           452,855
    (Accumulated)Project Develop Cost  (452,855)         (452,855)
    Prepaid rent / deposits              11,350            11,350
                                     ------------        ------------
 Net Other Assets                        11,350            11,350
                                   ------------          ------------
                                      $  37,308           $56,934
                                    ------------         ------------

                   Liability & Stockholder's Equity

Current Liabilities
     Accounts Payable                $   68,240            $40,785
     Notes payable ( current )           41,008             49,453
     Refundable Deposits                                    10,000
     Notes Due to Stockholder           205,379            198,623
     Accrued Rent Payable Stockholders  193,016            250,350
     Accrued Compensation Due Stkholds  335,057            162,638
                                       ---------          ----------
Total Current Liabilities               842,700            711,849
                                      ------------        ----------

Long-Term Liabilities                    19,890             18,930
                                      ------------        ----------
          Total Liabilities             862,590            730,779

Stockholders' Equity
  Preferred Stock, $.01 par value,
  authorized shares 500,000
  issued and outstanding -none
  Common Stock, $.001 par value,
  authorized 50,000,000 shares,
  issued and outstanding 2006 32,322,444;
  2005 27,522,345                        32,322              27,522
  Additional Paid-In Capital          2,128,471           1,845,271
  Accumulated (Deficit)              (2,986,075)         (2,546,638)
                                    ------------          ------------
 Net Stockholders' Equity              (825,282)           (673,845)
                                      ------------        ------------

 Total Liabilities and
 Stockholders' Equity                 $  37,308            $ 56,934
                                      ==========          ==========



See Accompanying Notes

                     ATLANTIC SYNDICATION NETWORK, INC.
                          Statement of Operations
                             For the Years Ended


                             February 28                February 28
                                2006                       2005
                           ------------------        -----------------

Net Revenues                  $    5,700                 $  4,700
                            ------------------       ------------------

Costs and expenses
     Amortization             $                          $ 35,490
     Depreciation                  7,556                   11,883
     General/Administrative      362,382                  194,414
                              ------------------     ------------------
Total Operating Expenses         369,938                  241,787
                             ------------------     ------------------
Operating ( Loss)               (364,238)                (237,087)


Interest expense                  75,199                   55,442

Other (expense) income               -                       -
                               ------------------       ---------------

(Loss) Before Income Taxes      (439,437)                (292,529)

Income Tax Provision (benefit)        -                       -

Net (Loss)                     $(439,437)                $(292,529)
                                  =========              ==========

Net (Loss) Per Share of
  Common Stock                 $    (0.011)               (0.011)
                                   ========              ==========
Weighted Average Shares
  Outstanding During the Period   38,984,948            26,901,485
                                 ===========            ===========

SEE ACCOMPANYING NOTES

                     ATLANTIC SYNDICATION NETWORK, INC.
                        Statements of Stockholders' Equity
                 For the Years Ended Feb 28,2006 and 2005

                                         Additional
                        Common  Stock    Paid-In-   Accumulated   Total
                        Shares  Amount    Capital    Deficit     Equity


Balance as of
 February 29,2004 26,312,444   $26,312  1,773,881($2,254,109)$(453,916)

Sale-unregistered
 Stock              300,000        300     17,700                18,000

Stock-services
rendered            910,000        910     53,690                54,600

Stock issued for
  Debt Conversion 3,000,000      3,000    177,000               180,000

Net (loss) for
 year                                              ($292,529)($292,529)

                   --------    -------  ----------  ----------  -------


Balance as of
February 28, 2005 27,522,444  $27,522  $1,845,271$(2,546,638)$(673,845)

Sale-unregistered
 Stock             2,600,000     2,600     153,400              156,000

Stock-services
rendered           1,800,000     1,800     106,200              108,000

Stock issued for
  Debt Conversion    400,000       400      23,600               24,000

Net (loss) for
 year                                              ($439,437)($439,437)
		    --------    -------  ----------  ----------  -------


Balance as of
February 28, 2006 32,322,444  $32,322  $2,128,471 $2,986,075)$(825,282)

ATLANTIC SYNDICATION NETWORK, INC.
                      Statements of Cash Flows
                         For the Years Ended

                                              February 28   February 28
CASH FLOWS FROM OPERATING ACTIVITIES               2006          2005
- ------------------------------------            ------        -------
   Net Income (Loss)                           $(439,437)    $(292,529)
                                               -----------  -----------
    Adjustments to reconcile Net Income to Cash
    provided by (used in) Operating Activities
      Depreciation / Amortization                   7,556        47,372
      Stock issued for services in lieu of cash   108,000        54,600
      Other changes in operating assets / liabilites
      Decrease (Increase)                          12,550
      Increase(Decrease) in Accounts Payable       27,455         2,623
      Increase(Decrease) in Refundable Deposits   (10,000)


                                                 --------    ----------
        Total Adjustments                         145,561       104,595
                                                ------------  ---------
Net Cash Provided (Used)
by operating Activities                         (293,876)     (187,934)
                                                ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------

Net Cash (Used) by Investing Activities             -           -
                                                ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
--------------------------------------
Increase (Decrease)Notes Payable                  16,515           610
Increase (Decrease) Funds advanced
by Shareholders                                  121,841       153,516

Funds Raised from Stock Issued                   156,000        18,000
                                                 --------     ---------
Net Cash Provided (Used)
by Financing Activities                          294,356        172,126
                                                 --------       -------
Increase(Decrease) in Cash
& Cash Equivalents                                   480       (15,808)

Cash at Beginning of Year                            -           15,808
                                                  --------     --------
Cash at End of Year                                  480           -
                                                  --------     --------
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest Paid                                  75,199         55,442
                                                ---------      --------
Schedule of noncash investing and financing transactions:

Debt converted to stock                           24,000

See accompanying Notes
                                     F-6

ATLANTIC SYNDICATION NETWORK, INC.
Notes to Financial Statements

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

The Company develops and produces commercials, infomercials, business and entertaining shows for distribution via multi-media, the internet, radio and television. It's focus has been niche market and specialty television shows. For example, previous shows and projects include, "The Stock Show," which highlights public companies, their product or service, and their key
management.   Another video series entitled "Intervention" deals with drug and alcohol abuse and targets concerned families of teen abusers. "Masters of The Martial Arts" featuring Sho Kosugi highlights prominent masters from around the world and targets an audience interested in the art of self defense

The Company has continued to sustain operating losses. Management intended to be fully operational and reporting profits during this fiscal year with the release of the video series, books and drug tests associated with "Intervention". Management is currently seeking additional funding through joint ventures and/or generate funds through a private placement.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Atlantic Syndication Network, Inc. (ASNi), prepares its books and records on the accrual basis for financial reporting and the cash basis for income taxes. The accompanying financial statements represent the transactions for the fiscal years ending February 28, 2006 and February 28, 2005.

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

Long-term Liabilities:

The carrying amounts of the Company's borrowing under its short and long-term, convertible notes and revolving credit card agreements approximate fair value because the interest rates are either fixed or vary based on floating rates identified by reference to market rates. The carrying amounts and fair values of long-term debt are approximated to be one and the same at February 28, 2006 and February 29, 2005 respectively.

Concentrations

The Company revenues in 2006 and 2005 came from four customers.

Revenue Recognition

Revenue is recognized from sales other than long-term contracts when a product is shipped, a show airs on television and consulting and other services are completed. Revenue on long-term contracts is accounted for principally by the percentage of completion, or at the completion of contractual billing when milestones are possible. At February 28, 2006 and February 28, 2005 there are no long-term contracts requiring revenue recognition.

Advertising

The Company expenses advertising as it occurs. The Company incurred no advertising expense for fiscal years ended February 28, 2006 and February 28, 2005.

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


Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The initial application of SFAS No. 152 will have no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of
nonmonetary  assets that do  not  have  commercial  substance.   A  nonmonetary
exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.
 This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error - an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect application of SFAS No. 154 to have a material affect on its financial statements.




NOTE 3 - Property and Equipment

Property and equipment consisted of the following at,

                                           February 28      February 28
                                              2006              2005

Equipment                                  $ 48,661          $ 48,661
Software                                     39,553            39,553
Leasehold Improvements                       42,380            42,380
                                            --------          --------

Total Property and Equipment               $ 130,594         $ 130,594
(Less) Accumulated Depreciation              (97,560)         (105,116)
                                            ---------        ---------
Total Property and Equipment, Net          $ 33,034          $  25,478

NOTE 4 - Term Debt


     Term Debt consisted of the following at,



                                            February 28     February 28
                                               2006            2005

Note Payable
Payable to financial institutions,
secured by selected equipment.                $               $12,112

Loan Payable                                   14,222          10,000

Bridge loan secured by promissory note
due and payable interest 10%                   26,786           27,341

Convertible Notes Payable
Under a private placement issue, Stock
is sold along with convertible notes.
Since these unsecured notes can be
converted to stock, they are reported
as long-term debt.                             19,890          18,830
                                             ---------        --------

Total Notes Payable                           $60,898          $68,283

(Less) Current Portion                        (41,008)         (49,453)
                                             ---------        --------

Total Long-Term Debt                          $19,890          $18,830
                                             ---------         --------

Scheduled future maturities of notes payable at February 28,2006 are as follows:

         2007              $41,008
         2008                -
         2009                -
         2010                -
         2011 & after      $19,890








NOTE 5 - Related Party Transactions
                                            February 28     February 28
                                               2006              2005

Monies have been advanced to the Company
by the Company's principal shareholder.
 The amount due is:                         $733,452           $611,611


During the years ended February 28,2006 and February 28,2005 the Company accrued rent and interest to its principal stockholder of $142,000 and $129,000 respectively.

The company rents its facilities at 6125 Edna, Las Vegas, Nevada on a month to
month tenancy from its principal stockholder.   The Company recognized rent
expense of $76,200 for the years ended February 28,2006 and 2005.



NOTE 6 - Common Stock

Four convertible notes totaling $9,600 plus interest of $10,290 for a total of $19,980 remain from a private placement previously issued. These notes bear interest at 10%.

As of February 29,2006 there are 32,322,444 shares issued and outstanding. Of this amount, 6,138,767 shares are free trading whereas, 26,183,677 shares are still restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

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

..

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

NOTE 10 - INCOME TAXES
                                           February 28      February 28
                                               2006              2005

The provision for income taxes consisted of:


Current income taxes
         Federal                             $   -            $   -
         State ( Nevada )                    $   -            $   -

Total                                        $   -            $   -


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

                                           February 28      February 28
                                               2003              2005

Tax expense (benefit) at
     U.S. statuatory rate                   $(145,000)       $(100,000)
State income taxes, net of
     Federal benefit (Nevada)
Valuation allowance                           100,000           50,000
Due to stockholders                            45,000           50,000

Total                                            -                -

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at:

                                            February 28     February 28
                                               2006              2005

Deferred tax assets:
    Net operating loss carryforward        $1,195,000        $1,050,000

Total gross deferred tax assets            $1,195,000        $1,050,000

(Less) valuation allowance                  ($950,000)       ($850,000)

Net deferred tax assets                       245,000          200,000

Deferred tax liabilities
    Accounts payable
    Payable to stockholder                   (245,000)        (200,000)

Total gross deferred tax liabilities         (245,000)        (200,000)

Net deferred tax                           $ ---- 0 ----    $ --- 0 ----

There were no payments made for income taxes in fiscal years ending the last day of February 28,2004 and 2003 respectively.

As of February 29,2006, the Company has available for income tax purposes approximately $3,300,000 in federal net operating loss carry forwards which may be used to offset future taxable income. These loss carry forwards begin to expire in year 2008. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could reduce, eliminate, or defer the utilization of these losses.





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES


Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Changes in Internal Controls Over Financial Reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.


ITEM 8B.  OTHER INFORMATION

None.

				   PART III
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
	    COMPLIANCE With Section 16 (a) of the Exchange Act



NAME              AGE        POSITION/OFFICE          TERM         SERVED SINCE

Kent G. Wyatt Sr.  66   Director, President, CEO      1 yr.         9/92
Sarah E. Wyatt     66   Director, Corporate Secretary 1 yr.         9/92
Glen Schlosser     58   Director, Treasurer           1 yr.         4/02
Michael Edwards    53   Director                      1 yr.         4/02


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

Kent and Sarah Wyatt are married.

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

His financial background covers international banking, import-export trade, asset management, and international management. With graduate degrees in Psychology and Communications (MSc.) he provides unique talent and skills for the overall growth of the Company.

The Company does not have an audit committee financial expert as its business is still developing.

Section 16(a) Beneficial Ownership Reporting Compliance
To our knowledge, based solely on review of Forms 3 and 4 and amendments thereto and Forms 5 and amendments thereto and any other written representations furnished to us during the fiscal year ended February 28, 2006 our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them except:

Code of Ethics

We have not yet adopted a code of ethics.

ITEM   10.    EXECUTIVE   COMPENSATION

    SUMMARY    COMPENSATION TABLE    LONG  TERM

              Annual Compensation            Awards  Payouts

Name-Principal  Yr  Compensation Bonus     Other 	 Restricted   Options
LTIP
POSITION                                 Payable  Stock Award  SARs(Layouts($)

KENT G.WYATT   2006   $70,000    N/A        N/A       N/A      N/A     N/A
CEO/Pres.
		   2005   $10,000 *  N/A        N/A       N/A      N/A     N/A

SARAH E WYATT  2006   $40,000    N/A        N/A       N/A      N/A     N/A
Corp.Sec.
       	   2005   $10,000 ** N/A        N/A       N/A      N/A     N/A

* Although the Board approved compensation of $120,000 for Mr. Wyatt and $60,000 respectively for Ms. Wyatt for the fiscal year, each of the parties agreed to waive part and accrue part of the compensation.

* Mr. Wyatt has agreed to accept $70,000. as compensation due.

** Ms. Wyatt has agreed to accept $40,000. as compensation due.

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

Compensation of Directors:   There is no cash compensation for directors other
than expenses directly associated with Director Meetings. Two of the previous Directors were granted a total of 325,000 warrants at $.25 on May 4, 1999. The warrants were granted for director services and commitments to advise the Registrant. The warrants expire on February 28,2009. No warrants have been exercised to date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	The following table sets forth information as to the shares of common stock owned as of February 28, 2006.

	1. Each person who beneficially owns, so far as the Registrant has been able to ascertain, more than 5% of the 32,322,444 actual outstanding shares of the Registrant. An additional 1,630,000 lost/ cancelled and replaced shares remain outstanding on the books.

	2.  Each director.

	3.  Each of the officers named in the summary compensation table.

	4. All of the directors and officers as a group. Unless otherwise indicated in the footnotes below are subject to community property laws where applicable, the persons as to whom information is given has sole investment power over the shares of common stock.

Unless otherwise noted, all addresses are c/o Atlantic Syndication Network, Inc. 6125 West Edna, Las Vegas, Nevada 89146.



TITLE OF    PRINCIPAL AND/OR       	   AMOUNT AND NATURE OF        PERCENT
OF CLASS    BENEFICIAL OWNER           BENEFICIAL OWNER            OF CLASS

Common      Kent G. Wyatt             8,810,000 (1)              27.25 %
Common      Sarah E. Wyatt            6,040,000 (1A)             18.68 %
Common 	K & S Wyatt (J/T)		  1,080,000 (1)(1A)           3.84 %
Common      Glen Schlosser              235,000 (2)              .8538 %
Common      Michael Edwards.            110,000 (3)              .3633 %
       	Officers and Directors	  16,275,000(1)(1A)           50.35%
		As a group


(1) Kent Wyatt is President / CEO and beneficial owner of 8,810,000 shares listed plus shares 1,080,000 shares held in joint-tenancy (J/T) with Sarah Wyatt, and as trustee, 400,000 shares held in-trust for Kent Wyatt Jr. and Lisa Wyatt. Further, since Kent and Sarah Wyatt are married, Mr. Wyatt may be deemed the indirect beneficial owner of the 6,040,000 shares owned by Ms. Wyatt.

(1A) Sarah Wyatt is Secretary, Director and beneficial owner of 6,040,000 shares listed plus 1,080,000 shares held in joint-tenancy (J/T) with President / CEO and husband Kent Wyatt. Further, since Kent and Sarah Wyatt are married, Ms. Wyatt may be deemed the indirect beneficial owner of the 8,810,000 shares owned by Mr. Wyatt.


(2) Glen Schlosser, Treasurer, Director and beneficial owner of 235,000 shares at fiscal year-end.

(3) Michael Edwards, Director and beneficial owner of 110,000 shares at fiscal year-end.

(4) Percentages are based on 32,322,444 actual shares outstanding at February 28, 2006. An additional 1,630,000 shares which were lost/cancelled and replaced remain outstanding on the corporate books.

ITEM 12.   CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS

There have been no material transactions in the past two years or proposed transactions to which the Company has been or proposes to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved other than the corporate offices and production facility the company rents under a standard commercial property month to month lease from Kent Wyatt Sr., President and CEO and a majority stockholder.

ITEM 13.   EXHIBIT LIST

See most recent FORM 10SB/A filing for Articles of Incorporation and By-Laws Certificate Amending Articles of Ad Show Network, Inc. to Atlantic Syndication Network, Inc. Articles of Incorporation ( Casino Consultants, Inc.) By-Laws of Registrant, all Material Contracts and Exhibits.
10.1	2005 Non-Qualified Stock and Stock Option Plan*
31.1 	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certifications Filed herewith

* Filed with Form S-8 on March 11, 2005.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Larry O'Donnell, CPA, P.C. (O'Donnell) is the Company's principal auditing accountant firm. The Company's Board of Director's is responsible for all pre-approval policies and procedures for auditors and has considered whether the provision of audit services is compatible with maintaining O'Donnell's independence.

Audit Fees: Mr. O'Donnell billed an aggregate of _$6,000 and $7,000 for audit of the registrant's annual financial statements and review of financial statements in the registrants Form 10-QSB for the last two fiscal years ended February 28, 2005 and February 28, 2006.

Audit-Related Fees: $4,200. And  $5,200.  respectively

Tax Fees: NA

All Other Fees: NA



		   		    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant Has aused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						Atlantic Syndication Network, Inc.


	Dated May 27, 2006		   By: /s/ KENT G. WYATT, SR.

							_____________________
							Kent G. Wyatt, Sr.
							President and Chief
							Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature			Title					Date

	By: /s/ KENT G. WYATT, SR.
      __________________
	Kent G. Wyatt, Sr.	President/CEO              May 27, 2006
					Director

      By: /s/ Glenn Schlosser
      __________________
	Glenn Schlosser		Treasurer  CFO, Principal
	                        CFO Principal Accounting    May 27,2006
					Officer /   Director


	By: /s/ SARAH WYATT
      __________________

	Sarah Wyatt			Corporate Secretary	    May 27, 2006
					Director

      By: /s/ MICHAEL EDWARDS
      __________________
	Michael Edwards		Director			    May 27, 2006









Exhibit 31.1
CERTIFICATION

I, Kent Wyatt, certify that:

1. I have reviewed this annual report on Form 10-KSB of Atlantic Syndication Network, Inc.,

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report)that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control financial reporting;

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

/S/    Kent Wyatt, Sr.

Kent Wyatt, Sr.
President and Chief Executive Officer
Date: May 27, 2006

Exhibit 31.2

CERTIFICATION

I, Glenn Schlosser, certify that:

1. I have reviewed this annual report on Form 10-KSB of Atlantic Syndication Network, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report)that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control financial reporting;

5. The small business issuer's other certifying officers and I have disclosed, ased on our most recent evaluation of internal control over fiancial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

/S/    Glenn Schlosser

Glenn Schlosser
Chief Financial Officer
Date: May 27, 2006


Exhibit 32.1

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Atlantic
Syndication Network, Inc., a Nevada corporation (the Company), on Form 10-KSB for the year ended February 28, 2006, as filed with the Securities and Exchange Commission (the Report), Kent G. Wyatt, Chief Executive Officer of the Company and Glenn Schlosser, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Kent G. Wyatt


Kent G. Wyatt
Chief Executive Officer
May 27, 2006


/s/Glenn Schlosser

Glenn Schlosser
Chief Financial Officer
May 27, 2006

[A signed original of this written statement required by Section 906 has been provided to Atlantic Syndication Network, Inc. and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.]