Form 10KSB/A
period 2006-02-28
ATLANTIC SYNDICATION NETWORK INC
filed 2006-07-13
CIK 1085129

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

- -------------------------------------------------------------------------

 				      FORM 10-KSB
( Mark One )
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

					For the fiscal year ended February 28, 2006

			 		Commission File number : 0-26283


                      ATLANTIC SYNDICATION NETWORK, INC.
- ---------------------------------------------------------------------------
          (Exact name of Small Business Issuers in Its Charter)

             NEVADA                                       88-0325940
  ---------------------------------                    ----------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                 (Identification Number)


   6125 West Edna, Las Vegas, Nevada                        89146
- --------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)



                 (Issuer's Telephone Number) (702)   388-8800

	Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class        Name of Each Exchange on Which Registered
       -------------------              ------------------------------
              n/a                                       n/a

	  Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $.001
- ---------------------------------------------------------------------------
                                (Title of Class)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ( ) No (X)

State the issuer's revenues for its most recent fiscal year $5,700.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. ( See definition of affiliate in Rule 12b-2 of the Exchange Act) .03

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2006 the Company has ( not including 1,630,000 lost and cancelled shares) 32,322,444 issued and outstanding shares of Common Stock.


Transitional Small Business Disclosure Format (check one) Yes ( ) No (x)

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

					     PART II
Item 5.  Market for Common Equity, Related Shareholder Matters
         and Small Business Issuer Purchases of Equity Securities..
Item 6.  Management's Discussion and Analysis or Plan of Operation..
Item 7.  Financial Statements.....................................
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure......................
Item 8A. Controls and Procedures
Item 8B. Other Information

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

Pursue Co-Production Partnerships: The Company has been pursuing business opportunities with co-financing partners for various projects, with the goal that risks may be shared. The benefits will include financial, complementary production and marketing skills and domestic or foreign distribution for Registrant's projects. Ref: The Art Show Auction

Internet and Alternative Distribution: The Company website is www.asni.tv. The Company benefits by this alternative distribution utilizing internet promotional campaigns for infomercials, corporate videos and television programs.

The Company spent the majority of its time and available funds over the last two years on research and development of multi-media projects and websites with its business associates. All forms of television shows that were only shown via
broadcast are now airing on the web as ( video-on-demand).   ASNi is now
capable of producing its shows and airing them simultaneously on the web. The company believes that its projects and television shows such as the weekly Art Auction show in pre-production will significantly benefit by the company's multi-media development phase.

The Company has 5 employees, 2 of which are full time.

The Company does not have any patents or trademarks.

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
            AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET INFORMATION: The Registrant's common stock is quoted in the NASDAQ OTC Bulletin Board Electronic Quotation Service under the symbol ASNI. The Registrant's common stock price at close of business on February 28,2006 was $.02 per share.

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

Equity Compensation Plan Information

Plan Category  Number of securities    Weighted-average      Number of
securities
               to be issued upon       exercise price of     remaining available
               exercise of outstanding outstanding options,  to future issuance
               options, warrants and   warrants and rights   under equity
compen-
               rights                                        sation plans ( this
                                                             excludes securities
                                                             reflected in
                                                             column (a)


                      ( a )                   ( b )                ( c )

--------------------------------------------------------------------------------
--


Equity compen-           0                      0                    0
sation plans
approved by
security holders
________________________________________________________________________________
__

Equity compensation
plans not approved
by security holders    325,000                 $.25                2,340,000

--------------------------------------------------------------------------------
--

Total                  325,000                 $.25                 2,340,000

________________________________________________________________________________
__

Stock Option Plans

In May 1999, the Company adopted a stock warrant plan expiring February 28, 2009, providing for two previous members of the board of directors to receive 325,000 stock warrants at an exercise price of $.25 per share. No warrants have been exercised to date.

On March 2, 2005, the Company adopted a 2005 Non-Qualified Stock & Stock Option Plan for issuance of common stock and options to employees and consultants of the company, and registered 3,100,000 shares underlying the Stock Plan on a Form S-8 Registration Statement., 760,000 shares were issued out of this plan for consulting, legal and service agreements during the corporate year.

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

In January 2006, the company issued an aggregate of 30,000 shares of common stock to three individuals for services, which includes 10,000 shares each to Michael Edwards, a director, and Kent Wyatt and Sarah Wyatt, both officers and directors of the Company. The shares were valued at $.06 per share.

In January 2006, the company issued 150,000 shares of common stock to an unaffiliated investor at $.06 per share.

In February 2006, the company issued 200,000 shares of common stock for consulting services. The shares were valued at $.06 per share.

In February 2006, the company issued 100,000 shares of common stock to an unaffiliated investor at $.06 per share.



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

THE STOCK SHOW(tm)

This interview and news format show introduced public companies, their management, products and services to the general public. The demand by small companies to create visibility via corporate videos or interview shows offers significant business potential for this weekly show. Publicity is essential for today's companies as they compete for investment dollars with the more established or blue chip companies. The nature of questions addressed during interviews includes those that are targeted at the company's latest product or services offered, its key management, company innovations and company goals. The interview is produced as a corporate video for corporate use via DVD and streaming on the web as well as a news segment for airing on television. It does not promote or offer investment advice and specifically avoids discussing the guest company stock performance and/or its offerings.

Business news presented includes press releases provided to the general public, current events that are timely and relevant as reported in business magazines such as the Wall Street Journal, Forbes, and others. The show which initially aired in Southern California and Nevada is currently not airing or generating income.

INTERVENTION SHATTERS DRUG AND ALCOHOL ABUSE

Recognizing the importance and benefit of reaching families in crisis due to drug and alcohol abuse, ASNi created, developed, and produced this project, focusing on Intervention, a proven path to treatment and recovery for the disease of addiction. The educational infomercial, entitled, INTERVENTION SHATTERS DRUG AND ALCOHOL ABUSE, had been previously scheduled for completion, distribution, and airing but was delayed due to a number of setbacks. If the issues can be resolved, promotion will include offering the DVD's, tapes, and other products for sale via 1 and 2-minute infomercials and commercials airing on television with an (800) number provided for call-ins. Other outlets for distribution of this and other DVD's and ancillary products is planned through a multi-media campaign and the website www.freedrugtest.org.

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

One of the unexpected hurtles to overcome was the added expense to our cost of sale when the FDA required that all tests ( even those with 99% accuracy - which we planned to give away with the DVD to generate leads ) had to be returned to the laboratory to confirm client test results.

Assuming a financially workable plan can be established and accommodate the company needs and FDA guidelines, the plan will once again include providing a one-time free drug test to concerned parents of teens. The company plans to participate with the "Angel Heart Foundation" or another charity dealing with drug and alcohol recovery issues. It is believed this association and exposure will foster visibility and increase sales for this infomercial and videotape series, related books and other products. Television, radio, and print commercials are designed and projected to direct buyers and traffic to the website - www.freedrugtest.org.

THE ART AUCTION SHOW ( working title ) is the company's latest project, currently in pre-production. The company has engaged international art consultants and publishers to participate by providing selected art and featured guests for the art auction show. The weekly 8 hour schedule will include art for sale by international artists such as Chagall, Monet, Buffet, Leroy Neiman,Remington, Tarkay, Renoir, Peter Max, Norman Rockwell and many others.

The show is projected to begin airing to an audience of approximately 20 MHH - 4 hours daily 2 days each week throughout the U.S. It is believed the unique talent, international guest interviews and quality art presented will attract and
facilitate visibility for the show.   The company is working to secure the
projected funding needs, negotiating television time for the Art Auction Show and commercial time for promotion of the show as well as securing national and international contracts with suppliers, artists and featured guests. The show is projected to begin airing in the fall of 2006. Projected income for the company show will be generated by sales of art and sculpture similar to QVC or the
Home Shopping Network via the auction marketing program. The weekly 8 hour Art Auction Show will include select sponsorship and promotional campaigns.

REVENUES FROM OPERATIONS CAN BE DERIVED FROM:

Primary Income: Revenues are generated from (1) multi-media production (2) sale of advertising and promotions to be shown during TV shows; (3) guests or companies sponsoring the TV show because of its target audience and content
(4) infomercials and (5) select auctions.

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


RESULTS OF OPERATION.

During fiscal year-ending February 28,2006, the company incurred a loss of ($439,437) compared to a loss of ($292,529) for the prior year. The Company had revenues of $5,700 for 2006 and $4,700 for 2005. Costs and expenses were $369,938 for 2006 and $241,787 for 2005. Loss per share of $(0.011) for 2005 and $(0.015) for 2006. The increase in loss per share is primarily caused by having higher operating expenses.

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

The Company has devoted significant time, effort and resources to obtain private funding to fund the development, production and distribution of its infomercials and television programs. Assuming that expenses remain at the current level, additional cash will be required to complete production and air existing projects in place. The Company will require approximately $500,000 of additional operating capital during the fiscal year ending February 28, 2007. The Company intends to finalize existing commitments by accredited investors and/or secure funds via joint ventures or a private placement. It is believed the funds required will be secured as projected, but it is uncertain whether the required funding can be secured under the most favorable terms, if at all, due to the company's current financial position.

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


/s/ Larry O'Donnell, CPA PC
Aurora, Colorado
May 22, 2006

                     ATLANTIC SYNDICATION NETWORK, INC.
                              Balance Sheets
                           As of Years Ending

                              Assets

				        February 28       February 28
                                         2006               2005
                                       -----------       -----------
Current Assets
     Cash                               $   480           $     -
     Prepaid expenses  - deposits                          12,550
                                      ------------        ----------
     Total Current Assets                   480            12,550
                                      ------------       -----------
Property and Equipment, Net              25,478            33,034
                                    ------------         -----------
Other Assets
    Project Development cost            452,855           452,855
    (Accumulated)Project Develop Cost  (452,855)         (452,855)
    Prepaid rent / deposits              11,350            11,350
                                     ------------        ------------
 Net Other Assets                        11,350            11,350
                                   ------------          ------------
                                      $  37,308           $56,934
                                    ------------         ------------

                   Liability & Stockholder's Equity

Current Liabilities
     Accounts Payable                $   68,240            $40,785
     Notes payable ( current )           41,008             49,453
     Refundable Deposits                                    10,000
     Notes Due to Stockholder           267,798            198,623
     Accrued Rent Payable Stockholders  193,016            250,350
     Accrued Compensation Due Stkholds  272,638            162,638
                                       ---------          ----------
Total Current Liabilities               842,700            711,849
                                      ------------        ----------

Long-Term Liabilities                    19,890             18,930
                                      ------------        ----------
          Total Liabilities             862,590            730,779

Stockholders' Equity
  Preferred Stock, $.01 par value,
  authorized shares 500,000
  issued and outstanding -none
  Common Stock, $.001 par value,
  authorized 50,000,000 shares,
  issued and outstanding
  (2006) 32,322,444;
  (2005) 27,522,345                      32,322              27,522
  Additional Paid-In Capital          2,128,471           1,845,271
  Accumulated (Deficit)              (2,986,075)         (2,546,638)
                                    ------------          ------------
 Net Stockholders' Equity              (825,282)           (673,845)
                                      ------------        ------------

 Total Liabilities and
 Stockholders' Equity                 $  37,308            $ 56,934
                                      ==========          ==========



See Accompanying Notes

                     ATLANTIC SYNDICATION NETWORK, INC.
                          Statement of Operations
                             For the Years Ended


                             February 28                February 28
                                2006                       2005
                           ------------------        -----------------

Net Revenues                  $    5,700                 $  4,700
                            ------------------       ------------------

Costs and expenses
     Amortization             $                          $ 35,490
     Depreciation                  7,556                   11,883
     General/Administrative      362,382                  194,414
                              ------------------     ------------------
Total Operating Expenses         369,938                  241,787
                             ------------------     ------------------
Operating ( Loss)               (364,238)                (237,087)


Interest expense                  75,199                   55,442

Other (expense) income               -                       -
                               ------------------       ---------------

(Loss) Before Income Taxes       (439,437)               (292,529)

Income Tax Provision (benefit)        -                       -

Net (Loss)                       $(439,437)             $(292,529)
                                  =========              ==========

Net (Loss) Per Share of
  Common Stock                 $    (0.015)               (0.011)
                                   ========              ==========
Weighted Average Shares
  Outstanding During the Period   28,838,181            26,901,485
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

                 ATLANTIC SYNDICATION NETWORK, INC.
                      Statements of Cash Flows
                         For the Years Ended

                                              February 28   February 28
CASH FLOWS FROM OPERATING ACTIVITIES               2006          2005
- - ------------------------------------            ------        -------
   Net Income (Loss)                           $(439,437)    $(292,529)
                                               -----------  -----------
    Adjustments to reconcile Net Income to Cash
    provided by (used in) Operating Activities
      Depreciation / Amortization                   7,556        47,372
      Stock issued for services in lieu of cash   108,000        54,600
      Other changes in operating assets / liabilites
      Decrease (Increase)                          12,550
      Increase(Decrease) in Accounts Payable       27,455         2,623
      Increase(Decrease) in Refundable Deposits   (10,000)


                                                 --------    ----------
        Total Adjustments                         145,561       104,595
                                                ------------  ---------
Net Cash Provided (Used)
by operating Activities                         (293,876)     (187,934)
                                                ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
- -------------------------------------

Net Cash (Used) by Investing Activities             -           -
                                                ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
- --------------------------------------
Increase (Decrease)Notes Payable                  16,515           610
Increase (Decrease) Funds advanced
by Shareholders                                  121,841       153,516

Funds Raised from Stock Issued                   156,000        18,000
                                                 --------     ---------
Net Cash Provided (Used)
by Financing Activities                          294,356        172,126
                                                 --------       -------
Increase(Decrease) in Cash
& Cash Equivalents                                   480       (15,808)

Cash at Beginning of Year                            -           15,808
                                                  --------     --------
Cash at End of Year                                  480           -
                                                  --------     --------
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest Paid                                  75,199         55,442
                                                ---------      --------
Schedule of noncash investing and financing transactions:

Debt converted to stock                           24,000           -

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect application of SFAS No. 154 to have a material affect on its financial statements.




NOTE 3 - Property and Equipment

Property and equipment consisted of the following at,

                                           February 28      February 28
                                              2006              2005

Equipment                                  $ 48,661          $ 48,661
Software                                     39,553            39,553
Leasehold Improvements                       42,380            42,380
                                            --------          --------

Total Property and Equipment               $ 130,594         $ 130,594
(Less) Accumulated Depreciation              (97,560)         (105,116)
                                            ---------        ---------
Total Property and Equipment, Net          $ 33,034          $  25,478

NOTE 4 - Term Debt


Term Debt consisted of the following at,

                                            February 28     February 28
                                               2006            2005

Note Payable
Payable to financial institutions,
secured by selected equipment.                $   -           $12,112

Loan Payable                                   14,222          10,000

Bridge loan secured by promissory note
due and payable interest 10%                   26,786           27,341

Convertible Notes Payable
Under a private placement issue, Stock
is sold along with convertible notes.
Since these unsecured notes can be
converted to stock, they are reported
as long-term debt.                             19,890          18,830
                                             ---------        --------

Total Notes Payable                           $60,898          $68,283

(Less) Current Portion                        (41,008)         (49,453)
                                             ---------        --------

Total Long-Term Debt                          $19,890          $18,830
                                             ---------         --------

Scheduled future maturities of notes payable at February 28,2006 are as follows:

         2007              $41,008
         2008                -
         2009                -
         2010                -
         2011 & after      $19,890



NOTE 5 - Related Party Transactions
                                            February 28     February 28
                                               2006              2005

Monies have been advanced to the Company
by the Company's principal shareholder.
 The amount due is:                         $733,452           $611,611


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

As of February 28,2006 there are 32,322,444 shares issued and outstanding. Of this amount, 6,138,767 shares are free trading whereas, 26,183,677 shares are still restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

An existing stock warrant plan, expiring February 28,2009, provides for two previous members of the Board of Directors to receive a total of 325,000 stock warrants at $.25 per share. No warrants have been exercised.

In 2005, the company issued a stock compensation plan which provides for certain employees and professional services to receive a total of 3,100,000 shares of common stock. As of February 28,2006, 2,340,000 shares remain available.

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

...

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

                                           February 28      February 28
                                               2006              2005

Tax expense (benefit) at
     U.S. statuatory rate                   $(145,000)       $(100,000)
State income taxes, net of
     Federal benefit (Nevada)
Valuation allowance                           100,000           50,000
Due to stockholders                            45,000           50,000

Total                                            -                -

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at:

                                            February 28     February 28
                                               2006              2005

Deferred tax assets:
    Net operating loss carryforward        $1,195,000        $1,050,000

Total gross deferred tax assets            $1,195,000        $1,050,000

(Less) valuation allowance                  ($950,000)       ($850,000)

Net deferred tax assets                       245,000          200,000

Deferred tax liabilities
    Accounts payable
    Payable to stockholder                   (245,000)        (200,000)

Total gross deferred tax liabilities         (245,000)        (200,000)

Net deferred tax                           $ ---- 0 ----    $ --- 0 ----

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


ITEM 8B.  OTHER INFORMATION

None.

				   PART III
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
	    COMPLIANCE With Section 16 (a) of the Exchange Act



NAME              AGE        POSITION/OFFICE          TERM         SERVED SINCE

Kent G. Wyatt Sr.  66   Director, President, CEO      1 yr.         9/92
Sarah E. Wyatt     66   Director, Corporate Secretary 1 yr.         9/92
Glen Schlosser     58   Director, Treasurer           1 yr.         4/02
Michael Edwards    54   Director                      1 yr.         4/02


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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on review of Forms 3 and 4 and amendments thereto and Forms 5 and amendments thereto and any other written representations furnished to us during the fiscal year ended February 28, 2006 our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them except:
Kent Wyatt, Sarah Wyatt, Michael Edwards and Glenn Schlosser failed to file Form 4 for the 10,000 restricted shares that each received for services during 2006.

Code of Ethics

The company has not structured or adopted a code of ethics.

ITEM   10.    EXECUTIVE   COMPENSATION

    SUMMARY    COMPENSATION TABLE    LONG  TERM

              Annual Compensation            Awards  Payouts

Name-Principal  Yr  Compensation Bonus    Other    Restricted  Options LTIP
POSITION                                 Payable  Stock Award  SARs(Layouts($)

KENT G.WYATT   2006   $70,600    N/A        N/A       N/A      N/A     N/A
CEO/Pres.
	       2005   $10,600 *  N/A        N/A       N/A      N/A     N/A

SARAH E WYATT  2006   $40,600    N/A        N/A       N/A      N/A     N/A
Corp.Sec.
       	       2005   $10,600 ** N/A        N/A       N/A      N/A     N/A

* Although the Board approved compensation of $120,000 for Mr. Wyatt and $60,000 respectively for Ms. Wyatt for the fiscal year, each of the parties agreed to waive part and accrue the compensation.

* Mr. Wyatt has agreed to accept $70,600. as compensation due.
   10,000 restricted shares were granted for $600.00 for B.O.D. compensation.

** Ms. Wyatt has agreed to accept $40,600. as compensation due.
   10,000 restricted shares were granted for $600.00 for B.O.D. compensation.

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

Compensation of Directors:   For the fiscal year ended 2006 all directors
were issued 10,000 shares of restricted common stock valued at $.06 for services rendered. There is no cash compensation for directors other than expenses directly associated with Director Meetings. Two of the previous Directors were granted a total of 325,000 warrants at $.25 on May 4, 1999. The warrants were granted for director services and commitments to advise the Registrant. The warrants expire on February 28,2009. No warrants have been exercised to date.

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

Unless otherwise noted, all addresses are c/o Atlantic Syndication Network, Inc. 6125 West Edna, Las Vegas, Nevada 89146.



TITLE OF    PRINCIPAL AND/OR         AMOUNT AND NATURE OF        PERCENT
OF CLASS    BENEFICIAL OWNER           BENEFICIAL OWNER         OF CLASS

Common      Kent G. Wyatt             8,810,000 (1)              27.25 %
Common      Sarah E. Wyatt            6,040,000 (1A)             18.68 %
Common 	K & S Wyatt (J/T)	      1,243,000 (1)(1A)           3.84 %
Common      Glen Schlosser              345,000 (2)               1.06 %
Common      Michael Edwards.            110,000 (3)                .34 %
       	Officers and Directors	      16,548,000(1)(1A)          51.17 %
		As a group


(1) Kent Wyatt is President / CEO and beneficial owner of 8,810,000 shares listed plus shares 1,080,000 shares held in joint-tenancy (J/T) with Sarah Wyatt, and as trustee, 400,000 shares held in-trust for Kent Wyatt Jr. and Lisa Wyatt. Further, since Kent and Sarah Wyatt are married, Mr. Wyatt may be deemed the indirect beneficial owner of 6,040,000 shares owned by Ms. Wyatt.

(1A) Sarah Wyatt is Secretary, Director and beneficial owner of 6,040,000 shares listed plus 1,080,000 shares held in joint-tenancy (J/T) with President / CEO and husband Kent Wyatt. Further, since Kent and Sarah Wyatt are married, Ms. Wyatt may be deemed the indirect beneficial owner of 8,810,000 shares owned by Mr. Wyatt.


(2) Glen Schlosser, Treasurer, Director and beneficial owner of 335,000 shares at fiscal year-end.

(3) Michael Edwards, Director and beneficial owner of 110,000 shares at fiscal year-end.

(4) Percentages are based on the adjusted 32,322,444 actual shares outstanding at February 28, 2006. An additional 1,630,000 shares which were lost/cancelled and replaced remain outstanding on the corporate books.

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

10.1	2005 Non-Qualified Stock and Stock Option Plan*
10.2    Lease for property with Kent Wyatt**
31.1 	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certifications Filed herewith

* Filed with Form S-8 on March 11, 2005.
** Filed with 10K on _________

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

Audit-Related Fees: None

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
                                CFO Principal Accounting   May 27,2006
                                Officer /   Director


	By: /s/ SARAH WYATT

         ___________
         Sarah Wyatt             Corporate Secretary        May 27, 2006
                                 Director

         By: /s/ MICHAEL EDWARDS

         _____________
         Michael Edwards          Director                   May 27, 2006









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