Form 10QSB
period 2006-05-30
ATLANTIC SYNDICATION NETWORK INC
filed 2006-07-14
CIK 1085129

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

-----------------------------------------------------------------------

                             FORM 10-QSB
( Mark One )
  (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


	  For the quarterly period ended  May 31,2006 _

                                  OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	 EXCHANGE ACT OF 1934


                   Commission File Number 0-26383


                  ATLANTIC SYNDICATION NETWORK, INC.
-----------------------------------------------------------------------
          (Exact name of Small Business Issuers in Its Charter)

             NEVADA                                  88-0325940
  ---------------------------------                 ----------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)               Identification Number)


 6125 West Edna Ave,  Las Vegas, Nevada                  89146
---------------------------------------------------------------
(Address of principal executive offices)              (Zip code)


                              (702) 388-8800
-----------------------------------------------------------------------
                        (Issuer's Telephone Number)



                              NOT APPLICABLE
(Former name, address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X  Yes   ____ No

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act ).
Yes ___  No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.001 par value 33,591,444 as of July 1,2006.


















ITEM 1.   FINANCIAL STATEMENTS


	As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Un-audited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended May 31,2006 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages 1 through 4 and are incorporated herein by this reference.

 	             ATLANTIC SYNDICATION NETWORK, INC.

					INDEX

PART 1.  FINANCIAL INFORMATION


Item 1. Financial Statements	                                        1


Un-audited Interim condensed Balance Sheet     	                      2
as of May 31, 2006

Un-audited Interim condensed Statements of Operations                 3
for the three months ended May 31,2006 and 2005

Un-audited Interim condensed Statements of Cash Flows                 4
for the three months ended May 31,2006 and 2005

Notes to Un-audited Condensed Financial Statements        		    5



Item 2.  Management's Discussion and Analysis or Plan of Operation    6

Risk Factors                                                          7

Item 3.   Controls and Procedures


PART II.  OTHER INFORMATION                                           9

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

SIGNATURES








                                           1





                     PART I - FINANCIAL STATEMENT
                     ATLANTIC SYNDICATION NETWORK, INC.
                   Condensed Consolidated Balance Sheet
                        For the Three Months Ending
                               (Un-audited)


ASSETS                                               May 31     Feb. 28
	                                                2006       2006

	Cash                                          $   79      $   480

                                                     ------     -------
         Total current assets				        79          480
                                                     ------     -------
Property and equipment - net                         22,126      25,478

            Other Assets
    Project development costs                       452,855     452,855
    Amortization Project development               (452,855)   (452,855)
    Refundable Deposit	                             11,350      11,350
                                                   --------     -------
    Total Other Assets                               11,350      11,350
                                                   --------     -------
Total assets                                      $  33,555    $ 37,308
                                                   ========     =======
      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable                          $ 70,638    $ 68,240
         Accrued Rent                               190,116     193,016
         Accrued Compensation                       380,057     337,057
         Notes Payable (Current Portion)             36,608      41,008
	   Notes Due Stockholders                     206,924     205,379
                                                    -------     -------
             Total Current Liabilities             884,343      842,700

Long Term liabilities                                19,890      18,890
                                                     ------     -------
Total liabilities                                   904,233     862,590
                                                    -------     -------
Stockholders equity
  Preferred stock $.01 par value: Authorized
  500,000 shares; Issued and outstanding - none.
  Common stock $.001 par value: Authorized 50,000,000;
  Issued and outstanding 33,291,444 at 5-31-06 and
32,322,444 at February 28,2006, respectively         33,291      32,322
  Additional paid-in capital                      2,185,642   2,128,471
  Retained earnings (deficit)                    (2,986,075) (2,986,075)
  Net income (loss )                               (103,536)
                                                 ----------   ---------
    Net stockholders' equity                      (870,678)   (825,282)
                                                 ----------   ---------
Total liabilities and stockholders' equity        $ 33,555     $37,308


See accompanying notes.              2




                     Condensed Consolidated Statement of Operations
                         For the Three Months Ended
( Un-audited )


					                  May 31,        May 31,
								    2006		2005



Net revenue							 $ 4,000         $ 1,000


Costs and expenses:

  Amortization expense
  Depreciation expense                             3,352           3,352
  General and administrative expenses            104,127          98,450
(less)Capitalization-project development cost        -               -
                                                 --------        -------
   Total operating expenses                      107,479         101,802
                                                 --------        -------
   Operating Income (loss)                      (103,479)      (100,802)

Interest Income                                      -                -
Interest Expense                                  (  57)         (1,130)
Other (expense) income                               -
                                               ----------       --------
(Loss) before income taxes                      (103,536)      (101,941)
Income tax provision (benefit)                       -               -
                                               ----------       --------
Net Income (loss)                              $(103,536)     $(101,941)


Net (loss) per share of common stock           $  (0.003)       $(0.004)
                                               ----------       --------
Weighted average shares
outstanding during the period                  28,984,948     26,901,485
                                               -----------      --------









See accompanying notes.			  3










                    ATLANTIC SYNDICATION NETWORK, INC.

               Condensed Consolidated Statement of Cash Flows
                         For the Three Months Ended
( Un-audited)


						                May 31       May 31
							  	       2006         2005


Net Cash Flow from Operating Activities:

   Net Income (loss)                                $(103,536)$(101,945)
   Adjustments to reconcile Net Income to Cash      ---------   --------
     provided by (used in) Operating Activities:
   Depreciation and Amortization                        3,352      3,352
   Other changes in Operating Assets and Liabilities      449     14,211
   Stock issued for Services in Lieu of Cash                -         -
                                                       -------    ------
   Total adjustments                                     3,801    17,563
                                                       -------   -------
Net Cash provided by Operating Activities             (99,735)  (84,378)
                                                      --------    ------
Cash Flows from Investing Activities:

	Property and Equipment                              -          -
	Other Assets                                        -          -
                                                       -------   -------
Net cash (used) by Investing Activities                   -          -
                                                       -------   -------
Cash Flows from Financing Activities:

	Notes Payable                                       -          -
      Due to stockholders                              65,595   (45,222)
Funds raised from Stock Issued                         34,140    129.600
                                                       -------   -------
Net Cash  (used) by Financing Activities               99,735     84,378
                                                      -------    -------
Increase (decrease) in Cash and Cash equivalents           0          0

Cash at Beginning of period                                0          0
                                                       -------    ------
Cash at End of Period                                 $    -     $    -
                                                       -------    ------
Supplemental Cash Flow Information

		Interest paid                             $    57    $ 1,139
                                                       -------    ------
	Non-cash items

		Stock Issued in Lieu of Cash              $ 58,140   $   600
                                                       -------    ------




See accompanying notes.              4



ATLANTIC SYNDICATON NETWORK, INC.


Notes to Un-audited Interim Condensed Financial Statements for the Period Ending May 31,2006

Note 1 - BASIS OF PRESENTATION

The interim financial statements at May 31,2006 and for the three month period ended May 31, 2006 and 2005 are un-audited, but include all adjustments which management considers necessary for a fair presentation. The February 28,2006 balance sheet was derived from the Company's audited financial statements.

The accompanying un-audited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company Form 10-KSB for the year ended February 28,2006. The audited financial statements as of February 28, 2006 refer to a going concern issue. This issue still exists as of May 31,2006. The accompanying un-audited interim financial statements for the three month period ended May 31,2006 and 2005 are not necessarily indicative of the results which can be expected for the entire year.

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

Note 2 - COMMON STOCK

During the quarter ending May 31, 2006, the Company issued 100,000 shares of S-8 common stock and 869,000 shares of 144 restricted common stock for a combination of stock purchases and production services. The company shareholders purchased 569,000 shares of 144 restricted common stock and 400,000 were for services. The shares were issued at .06 cents per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Risk Factors" listed below, including information provided in the Company's Annual 10-KSB.

Registrant develops, produces, and distributes television programs and specific projects created for domestic and international markets. The goal is to produce effective television programming, third party commercials or commissioned projects and be known as a notable provider of multi-media niche market websites, television, corporate videos and infomercials.

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


RESULTS OF OPERATIONS:

ASNi's focus has been (a) consulting and production of client websites
(b) pre-production of the company's Art Auction television show.
(c) meeting with firms to secure funding for ASNi projected projects and (d) meeting with potential joint venture business and financial partners and guests for the projects scheduled. Company shows were not being aired on television during this period. It is anticipated during this fiscal year the company will be able to secure additional funding and resume production of its in-house shows, its third party productions including websites, commercials and infomercials. Once distribution of ASNi shows are in place, income will also be generated from the advertisers and sponsors of these shows.

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for corporate interview videos or outside third party production for commercials or infomercials during the various stages of work and upon completion of each contract.

The Company generated $ 4,000 in revenues for the three months ended May 31,2006. During this quarter, the Company incurred $107,479 of operating expenses. This includes $24,000. paid by issuing ASNi common stock in lieu of cash for a combination of legal, consulting, video and production services. The net operating expense for the three months ended May 31,2006 increased $5,677. over the three months ended May 31,2005.

SUBSEQUENT EVENTS    -   None


LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at May 31,2006 was $0, the cash position as of May 31,2005 was $ 0.

Working capital at May 31, 2006 was a negative ($884,264). Liabilities currently include a net of $206,924 due principal stockholders. Although the $776,697. has been and is currently due, no demand has been made upon the company for payment.

During the last three months March 1 to May 31,2006, the Company did not convert outstanding corporate debt into restricted 144 common shares of stock. Management will continue its effort to convert additional notes, debt and/or services provided into equity when possible.




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

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. This Report may contain statements that constitute "forward-looking information or statements" within the meaning of Section 21E of the Securities Exchange Act, 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "approximately", "anticipate", "believe", "plan", "should", "scheduled", "will", "may", "projected" "benefit" "upcoming" "strategic" "demonstrated" "quality", "added value" and similar expressions or variations thereof intended to identify forward-looking statements. Such statements may appear in this or other filings and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, (b) the business and growth strategies of the Company, and (c) the Company's objectives, planned or expected activities and anticipated financial performance. Potential investors and stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and the actual results may differ materially from those projected in this or other corporate reports, for the reasons, among others, discussed in the Section "Management's Discussion and Analysis or Plan of Operations" and "Risk Factors". The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the "Risk Factors" described in this or other documents the Company files from time to time with the Securities and Exchange Commission, including all Quarterly Reports filed on Form 10-QSB by the Company and the Corporate 10-KSB annual report filed each year or Corporate information filed intermittently on Form 8-K.


Item 3. Controls and Procedures

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this quarterly report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Changes in Internal Controls Over Financial Reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

Part II.  OTHER INFORMATION:

	Item 1. 	Legal Proceedings - Not applicable
	Item 2.  	Unregistered Sales of Equity Securities and
                  Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES: The Registrant had the following stock issuances within the last quarter as described below. All such shares were either issued for services by the company or sold by officers and directors of the Registrant and no underwriters were utilized. All shares were issued in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and/or Regulation D of the Securities Act Rules, with a restrictive legend.

In March 2006, the company issued an aggregate of 50,000 shares of common stock for $.06 per share to one unaffiliated investor.

In March 2006, the company issued an aggregate of 200,000 shares of common stock to two individuals for independent production services. The shares were valued at $.06 per share.

In April 2006, the company issued 200,000 shares of common stock to two unaffiliated investors at $.06 per share.

In May 2006, the company issued 100,000 shares of common stock for independent production services. Shares were valued at $.06 per share.

As of May 31,2006, there are 33,291,444 adjusted shares issued and outstanding. Of this amount, approximately 6,338,767 shares are now available on OTCBB, whereas 26,952,677 shares are issued and are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.


     Item 3     Defaults Upon Senior Securities - Not applicable.

     Item 4     Submission of Matters to a Vote of Security Holders
               - Not applicable
     Item 5.    Other Information -Not applicable.

     Item 6.    Exhibits:
             31.1 Certification of Chief Executive Officer
                  Filed herewith
             31.2 Certification of Chief Financial Officer
                  Filed herewith
             32.1 Section 1350 Certifications
                  Filed herewith



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Syndication Network, Inc.

Dated  July 11,  2006                      By: /s/ KENT G. WYATT, SR.

                                                _____________________
                                                Kent G. Wyatt, Sr.
                                                President and Chief
                                                Executive Officer

  							 By:	/s/ GLENN SCHLOSSER
 Glenn Schlosser
 (CFO)/Director


Exhibit 31.1
CERTIFICATION

I, Kent Wyatt, certify that:

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

The small business issuer's other certifying officers and I are res-ponsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

/S/    Kent Wyatt, Sr.

Kent Wyatt, Sr.
President and Chief Executive Officer
Date: July 11, 2006


Exhibit 31.2

CERTIFICATION

I, Glenn Schlosser, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of
Atlantic
2.	Syndication
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

The small business issuer's other certifying officers and I are res-ponsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report)that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control financial reporting;

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

/S/    Glenn Schlosser

Glenn Schlosser
Chief Financial Officer
Date: July 11, 2006



Exhibit 32.1

CERTIFICATIONS  PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Atlantic Syndication Network, Inc., a Nevada corporation (the Company), on Form 10-QSB for the quarter ended May 31, 2006, as filed with the Securities and Exchange Commission (the Report), Kent G. Wyatt, Chief Executive Officer of the Company and Glenn Schlosser, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. sec. 1350), that to their knowledge:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/s/ Kent G. Wyatt

Kent G. Wyatt
Chief Executive Officer
July 11, 2006


/s/ Glenn Schlosser

Glenn Schlosser
Chief Financial Officer
July 11, 2006

A signed original of this written statement required by Section
906 has been provided to Atlantic Syndication Network, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.