Form 10QSB
period 2006-08-31
ATLANTIC SYNDICATION NETWORK INC
filed 2006-10-13
CIK 1085129

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                             FORM 10-QSB

( Mark One )
  (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended  August 31,2006

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

X  Yes   ____ No


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____  No __X__

Indicate the number of adjusted shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.001 par value 34,091,444 as of August 31,2006.

ITEM 1.   FINANCIAL STATEMENTS

          As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Un-audited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended August 31,2006 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages 1 through 4 and are incorporated herein by this reference.

                       ATLANTIC SYNDICATION NETWORK, INC.

                                                                           INDEX


PART 1.  FINANCIAL INFORMATION



          Item 1. Financial Statements                                1


Un-audited Interim condensed Balance Sheet                            2
as of August 31, 2006

Un-audited Interim condensed Statements of Operations                 3
for the three months ended August 31,2006 and 2005

Unaudited Interim condensed Statements of Operations                  4
for the six months ended August 31,2006 and 2005

Un-audited Interim condensed Statements of Cash Flows                 5
for the Six months ended August 31,2006 and 2005

Notes to Un-audited Condensed Financial Statements                    6



Item 2.  Management's Discussion and Analysis or Plan of Operation    7

Risk Factors                                                          8

Item 3.   Controls and Procedures


PART II.  OTHER INFORMATION                                           9

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

Item 5.   Other Information

Item 6.   Exhibits

SIGNATURES

                      PART I - FINANCIAL STATEMENT
                     ATLANTIC SYNDICATION NETWORK, INC.
                   Condensed Consolidated Balance Sheet
                        For the Three Months Ending
                               (Un-audited)

ASSETS                                            August 31     Feb. 28
                                                      2006       2006

      Cash                                           $   47     $   480

                                                     ------     -------
         Total current assets                            47         480
                                                     ------     -------
Property and equipment - net                         18,774      25,478

            Other Assets
    Project development costs                       452,855     452,855
    Amortization Project development               (452,855)   (452,855)
    Refundable Deposit                               11,350      11,350
                                                   --------     -------
    Total Other Assets                               11,350      11,350
                                                   --------     -------
Total assets                                      $  30,171    $ 37,308
                                                   ========     =======
      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable                          $ 66,324    $ 68,240
         Accrued Rent                               169,300     193,016
         Accrued Compensation                       362,638     337,057
         Notes Payable (Current Portion)             30,602      41,008
             Notes Due Stockholders                 269,512     205,379
                                                    -------     -------
             Total Current Liabilities              898,376     842,700

Long Term liabilities                                19,890      18,890
                                                     ------     -------
Total liabilities                                   918,266     862,590
                                                    -------     -------
Stockholders equity
  Preferred stock $.01 par value: Authorized
  500,000 shares; Issued and outstanding - none.
  Common stock $.001 par value: Authorized 50,000,000;
  Issued and outstanding 34,091,444 at 8-31-06 and
  32,322,444 at February 28,2006, respectively       34,091      32,322
  Additional paid-in capital                      2,232,842   2,128,471
  Retained earnings (deficit)                    (2,986,075) (2,986,075)
  Net income (loss )                               (168,095)
                                                 ----------   ---------
    Net stockholders' equity                      (888,095)   (825,282)
                                                 ----------   ---------
Total liabilities and stockholders' equity         $ 30,171     $37,308

See accompanying notes.

                      ATLANTIC SYNDICATION NETWORK, INC.
                Condensed Consolidated Statement of Operations
                         For the Three Months Ended
                                ( Un-audited )
                                                August 31,     August 31,
                                                  2006            2005



Net revenue                                      $ 8,700         $ 3,000


Costs and expenses:

  Amortization expense
  Depreciation expense                             3,352           3,352
  General and administrative expenses             70,765          38,362
  (less)Capitalization-project development cost        -               -
                                                 --------        --------
   Total operating expenses                       74,117          41,714
                                                 --------        --------
   Operating Income (loss)                      ( 65,417)       ( 38,714)

Interest Income                                        -              40
Interest Expense                                       -               -
 Other (expense) income                              (21)              -
                                               ----------       ---------
(Loss) before income taxes                      ( 65,417)       ( 38,714)
Income tax provision (benefit)                         -               -
                                               ----------       ---------
Net Income (loss)                              $( 65,417)       $(38,714)


Net (loss) per share of common stock           $  (0.002)       $ (0.002)
                                               ----------       ---------
Weighted average shares
outstanding during the period                  33,200,000      25,782,444
                                               ----------       ---------

See accompanying notes.

                           ATLANTIC SYNDICATION NETWORK, INC.
                     Condensed Consolidated Statement of Operations
                                 For Six Months Ended
                                      ( Un-audited )
                                                       Six Months Ended
                                                  August 31,      August 31,
                                                     2005            2004

Net revenue                                       $ 12,700         $ 4,000


Costs and expenses:

  Amortization expense                                   -               -
  Depreciation expense                               6,704           6,704
  General and administrative expenses              174,892         158,795
  (less)Capitalization-project development cost          -               -
                                                  --------        --------
   Total operating expenses                        181,596         165,499
                                                  --------        --------
   Operating Income (loss)                        (168,896)       (161,499)

Interest Income                                          -              40
Interest Expense                                      ( 57)         (1,139)
Other (expense) income                                ( 21)              -
                                                ----------       ---------
(Loss) before income taxes                        (168,953)       (162,638)

Income tax provision (benefit)                           -               -
                                                ----------       ---------
Net Income (loss)                              $  (168,953)      $(162,638)




Net (loss) per share of common stock           $    (0.005)       $ (0.006)
                                                ----------       ---------
Weighted average shares
outstanding during the period                   33,200,000      25,782,444
                                               -----------       ---------

See accompanying notes.

                    ATLANTIC SYNDICATION NETWORK, INC.
               Condensed Consolidated Statement of Cash Flows
                         For the Six Months Ended
                               ( Un-audited)
                                                     August 31   August 31
                                                       2006         2005

Net Cash Flow from Operating Activities:

   Net Income (loss)                                 $(168,953)  $(162,638)
   Adjustments to reconcile Net Income to Cash       ---------   ---------
     provided by (used in) Operating Activities:
   Depreciation and Amortization                         6,704      6,704
   Other changes in Operating Assets and Liabilities   (14,456)      (958)
   Stock issued for Services in Lieu of Cash            24,000          -
                                                       -------    --------
   Total adjustments                                    16,248      5,746
                                                       -------   ---------
Net Cash provided by Operating Activities             (152,705)  (156,892)
                                                      --------    --------
Cash Flows from Investing Activities:

          Property and Equipment                             -          -
          Other Assets                                       -          -
                                                       -------   --------
Net cash (used) by Investing Activities                      -          -
                                                       -------   --------
Cash Flows from Financing Activities:

          Notes Payable                                      -          -
      Due to stockholders                               70,998    (38,704)
Funds raised from Stock Issued                          82,140    195,600
                                                       -------   --------
Net Cash  (used) by Financing Activities               153,138    156,892
                                                       -------    --------
Increase (decrease) in Cash and Cash equivalents           433          0

Cash at Beginning of period                                480          0
                                                       -------    -------
Cash at End of Period                                 $     47    $     -
                                                       -------    -------
Supplemental Cash Flow Information

                    Interest paid                     $  1,139    $ 1,139
                                                       -------    -------
          Non-cash items

                    Stock Issued in Lieu of Cash      $106,140   $195,600
                                                       -------   --------

See accompanying notes.

ATLANTIC SYNDICATON NETWORK, INC.

Notes to Un-audited Interim Condensed Financial Statements for the Period Ending August 31,2006

Note 1 - BASIS OF PRESENTATION

The interim financial statements at August 31,2006 and for the three month period ended August 31, 2006 and 2005 are un-audited, but include all adjustments which management considers necessary for a fair presentation. The February 28, 2006 balance sheet was derived from the Company's audited financial statements.

The accompanying un-audited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company Form 10-KSB for the year ended February 28,2006. The audited financial statements as of February 28, 2006 refer to a going concern issue. This issue still exists as of August 31,2006. The accompanying un-audited interim financial statements for the six month period ended August 31,2006 and 2005 are not necessarily indicative of the results which can be expected for the entire year.

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

Note 2 - COMMON STOCK

During the quarter ending August 31, 2006, the Company issued 800,000 shares of 144 restricted common stock. The company shareholders purchased 800,000 shares of 144 restricted common stock. The shares were issued at .06 cents per share.

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


RESULTS OF OPERATIONS:

ASNi's focus has been (a) consulting and production of client websites (b) pre-production of the company's projected Art Auction television show. (c) meeting with firms to secure funding for ASNi projected projects and (d) meeting with potential joint venture business and financial partners and potential hosts and guests for the projects scheduled. Company shows were not being aired on television during this period. It is anticipated during this fiscal year the company will be able to secure additional funding and resume production of its in-house shows, its third party productions including websites, commercials and infomercials. Once distribution of ASNi shows are in place, it's projected that income will be generated from the advertisers and sponsors of these shows.

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for corporate interview videos or outside third party production for commercials or infomercials during the various stages of work and upon completion of each contract.

The Company generated $ 8,700 in revenues for the three months ended August 31,2006. During this quarter, the Company incurred $74,117 of operating expenses. The net operating expense for the three months ended August 31,2006 increased $32,403. over the three months ended August 31,2005.

SUBSEQUENT EVENTS - On September 26, Atlantic Syndication Network, Inc Board of directors authorized and approved the issuance of 4,000,000 restricted shares of common stock, .001 par value, to Kent G. Wyatt, its President, Chief Executive Officer, director and majority shareholder, for conversion of $120,000 in debt, consisting of $60,000 in past due compensation and $60,000 in monies advanced to the Company. ( as filed on Form 8-K )

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at August 31,2006 was $47, the cash position as of August 31,2005 was $ 0.

Working capital at August 31, 2006 was a negative ($898,329). Liabilities currently include a net of $801,450 due principal stockholders. Although the $801,450. has been and is currently due, no demand has been made upon the company for payment.

During the last three months June 1,2006 to August 31,2006, the Company did not convert outstanding corporate debt into restricted 144 common shares of stock. Management will continue its effort to convert additional notes, debt and/or services provided into equity when possible.

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

Nature of the Entertainment Industry: The television, merchandising and direct-to-video industries are highly speculative and historically have involved a substantial degree of risk. The success of a tele- vision show, series or video production depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Company's production and other costs. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, the general economic conditions and public taste and include intangible factors, all of which change rapidly and cannot be predicted with certainty. Therefore, there is a risk that some or all of the Company's projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

Competition: The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. The Company competes with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources. Although the number of outlets available to producers has increased with the emergence of new broadcast stations, the number of time slots available to independent producers remains limited. Moreover, because license fees in the United States have dropped substan-tially recently, companies that do not rely on U. S. broadcast license fees to finance the production of programming have achieved a competitive advantage. These companies now serve as an additional source of competition for the limited slots available to independent companies. As a result of these factors, the Company will expand it's creative and distribution effort but cannot make assurances that it will be able to remain competitive. Niche market programs such as Martial Arts that are currently popular may not sustain their popularity and new programs may not become popular. Each program (or show) is an individual artistic work, and consumer reaction will determine its commercial success. Management cannot assure the stockholders that it will be able to continue to create entertaining episodes for the Company's programs or that it will be able to create new programs that are appealing or saleable to broadcasters.

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

In June 2006, the company issued an aggregate of 300,000 shares of common stock for $.06 per share to one unaffiliated investor.

In July 2006, the company issued an aggregate of 400,000 shares of common stock for $.06 per share to one unaffiliated investor.

In August 2006, the company issued 100,000 shares of common stock to one unaffiliated investor at $.06 per share.

As of August 31,2006, there are 34,091,444 adjusted shares issued and outstanding. Of this amount, approximately 6,438,767 shares are now available on OTCBB, whereas 27,652,677 shares are issued and are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.


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

Atlantic Syndication Network, Inc.

Dated  October 11,  2006                      By: /s/ KENT G. WYATT, SR.
                                                  ----------------------
                                                Kent G. Wyatt, Sr.
                                                President and Chief
                                                Executive Officer

                                              By: /s/ GLENN SCHLOSSER
                                                  -------------------
                                                  Glenn Schlosser
                                                  Treasurer (CFO)/ Director