Form 10QSB
period 2006-11-30
ATLANTIC SYNDICATION NETWORK INC
filed 2007-01-16
CIK 1085129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

  ( Mark One )

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended November 30,2006

                                       OR

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 0-26383

                       ATLANTIC SYNDICATION NETWORK, INC.

              (Exact name of Small Business Issuers in Its Charter)

                 NEVADA                                      88-0325940
   -----------------------------------                -----------------------
   (State  or  other  jurisdiction  of                   (I.R.S.  Employer
    incorporation  or  organization)                  Identification  Number)


 6125  West  Edna  Ave,  Las  Vegas,  Nevada            89146
---------------------------------------------------------------
(Address  of  principal  executive  offices)        (Zip  code)


                              (702)  388-8800
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

__X__  Yes  ____  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  _____  No  __X__

Indicate the number of adjusted shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON  STOCK,  $.001  PAR  VALUE  40,491,444  AS  OF  NOVEMBER  30,2006.

ITEM  1.  FINANCIAL  STATEMENTS

As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Un-audited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended November 30,2006 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the proceeding year, are attached hereto as pages 1 through 4 and are incorporated herein by this reference.

                       ATLANTIC SYNDICATION NETWORK, INC.

                                                                   INDEX


PART 1.  FINANCIAL INFORMATION



          Item 1. Financial Statements                                1


Un-audited Interim condensed Balance Sheet                            2
as of November 30, 2006

Un-audited Interim condensed Statements of Operations                 3
for the three months ended November 30,2006 and 2005

Un-audited Interim consolidated Statements of Operations              4
for the nine months ended November 30,2006 and 2005

Un-audited Interim consolidated Statements of Cash Flows              5
for the nine months ended November 30,2006 and 2005

Notes to Un-audited Consolidated Financial Statements                 6



Item 2.  Management's Discussion and Analysis or Plan of Operation    7

Risk Factors                                                          8

Item 3.   Controls and Procedures


PART II.  OTHER INFORMATION                                           9

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

SIGNATURE

ATLANTIC  SYNDICATION  NETWORK,  INC.

                          PART I - FINANCIAL STATEMENT
                   ATLANTIC SYNDICATION NETWORK, INC.
                   Condensed Consolidated Balance Sheet
                        For the Three Months Ending
                               (Un-audited)


ASSETS                                            November 30    Feb. 28
                                                      2006        2006

      Cash                                           $   47     $   480

                                                     ------     -------
         Total current assets                            47         480
                                                     ------     -------
Property and equipment - net                         17,471      25,478

            Other Assets
    Project development costs                       452,855     452,855
    Amortization Project development               (452,855)   (452,855)
    Refundable Deposit                               11,350      11,350
                                                   --------     -------
    Total Other Assets                               11,350      11,350
                                                   --------     -------
Total assets                                      $  28,868    $ 37,308
                                                   ========     =======
      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
         Accounts payable                          $ 62,367    $ 68,240
         Accrued Rent                               173,716     193,016
         Accrued Compensation                       347,638     335,057
         Notes Payable (Current Portion)             28,471      41,008
             Notes Due Stockholders                 209,844     205,379
                                                    -------     -------
             Total Current Liabilities              822,036     842,700

Long Term liabilities                                19,890      19,890
                                                     ------     -------
Total liabilities                                   841,926     862,590
                                                    -------     -------
Stockholders equity
  Preferred stock $.01 par value: Authorized
  500,000 shares; Issued and outstanding - none.
  Common stock $.001 par value: Authorized 50,000,000;
  Issued and outstanding 40,491,444 at 11-30-06 and
  32,322,444 at February 28,2006, respectively       40,491      32,322
  Additional paid-in capital                      2,434,942   2,128,471
  Retained earnings (deficit)                    (2,986,075) (2,986,075)
  Net income (loss )                               (302,416)
                                                 ----------   ---------
    Net stockholders' equity                      (813,058)   (825,282)
                                                 ----------   ---------
Total liabilities and stockholders' equity         $ 28,868     $37,308

See accompanying notes.

ATLANTIC SYNDICATION NETWORK, INC.

                     Condensed Consolidated Statement of Operations
                                For Three Months Ended
                                    ( Un-audited )
                                                        Months Ending
                                                 November 30,    November 30,
                                                     2006            2005

Net revenue                                       $ 3,333         $ -


Costs and expenses:

  Amortization expense                                   -               -
  Depreciation expense                               3,352           3,352
  General and administrative expenses              133,444          43,388
  (less)Capitalization-project development cost          -               -
                                                  --------        --------
   Total operating expenses                        136,796          46,740
                                                  --------        --------
   Operating Income (loss)                        (133,463)       ( 46,740)

Interest Income                                         -              -
Interest Expense                                        -              -
Other (expense) income                                  -              -
                                                ----------       ---------
(Loss) before income taxes                        (133,463)       (46,740)

Income tax provision (benefit)                           -               -
                                                ----------       ---------
Net Income (loss)                              $  (133,463)      $(46,740)




Net (loss) per share of common stock           $    (0.004)       $ (0.002)
                                                ----------       ---------
Weighted average shares
outstanding during the period                    33,087,328      25,782,444
                                               -----------       ---------

See accompanying notes.

                     ATLANTIC SYNDICATION NETWORK, INC.
                Condensed Consolidated Statement of Operations
                         For the Nine Months Ended
                                ( Un-audited )
                                                       Months Ending
                                                November 30,   November 30,
                                                  2006            2005



Net revenue                                      $ 16,033        $ 4,000


Costs and expenses:

  Amortization expense
  Depreciation expense                            10,056          10,056
  General and administrative expenses            308,336         202,183
  (less)Capitalization-project development cost        -               -
                                                 --------        --------
   Total operating expenses                      318,392          212,239
                                                 --------        --------
   Operating Income (loss)                      ( 302,359)      ( 208,239)

Interest Income                                        -              40
Interest Expense                                     (57)        ( 1,139)
 Other (expense) income                              (21)             _
                                               ----------       ---------
(Loss) before income taxes                      ( 302,416)      ( 209,378)
Income tax provision (benefit)                         -               -
                                               ----------       ---------
Net Income (loss)                              $(302,416)       $(209,378)


Net (loss) per share of common stock           $  (0.009)       $ (0.008)
                                               ----------       ---------
Weighted average shares
outstanding during the period                  33,087,238      25,782,444
                                               ----------       ---------

See accompanying notes.

                    ATLANTIC SYNDICATION NETWORK, INC.
               Condensed Consolidated Statement of Cash Flows
                         For the Nine Months Ended
                               ( Un-audited)
                                                         Months Ending
                                                   November 30  November 30
                                                       2006         2005

Net Cash Flow from Operating Activities:

   Net Income (loss)                                 $(302,416)  $(209,378)
   Adjustments to reconcile Net Income to Cash       ---------   ---------
     provided by (used in) Operating Activities:
   Depreciation and Amortization                         10,056    10,056
   Other changes in Operating Assets and Liabilities   (20,459)    77,116
   Stock issued for Services in Lieu of Cash            79,500     94,200
                                                       -------    --------
   Total adjustments                                    69,097    181,372
                                                       -------   ---------
Net Cash provided by Operating Activities             (233,319)   (28,006)
                                                      --------    --------
Cash Flows from Investing Activities:

          Property and Equipment                             -          -
          Other Assets                                       -          -
                                                       -------   --------
Net cash (used) by Investing Activities                      -          -
                                                       -------   --------
Cash Flows from Financing Activities:

          Notes Payable                                     -          -
      Due to stockholders                              117,746   (103,994)
Funds raised from Stock Issued                         115,140    132,000
                                                       -------   --------
Net Cash  (used) by Financing Activities               232,886     28,006
                                                       -------    --------
Increase (decrease) in Cash and Cash equivalents          (433)         0

Cash at Beginning of period                                480          0
                                                       -------    -------
Cash at End of Period                                 $     47    $     -
                                                       -------    -------
Supplemental Cash Flow Information

                    Interest paid                     $     21    $ 1,139
                                                       -------    -------
          Non-cash items

                    Stock Issued in Lieu of Cash      $ 79,500   $226,200
                                                       -------   --------
                 Stock issued in lieu of Debt         $ 20,000

See accompanying notes.

                        ATLANTIC SYNDICATON NETWORK, INC.

Notes to Un-audited Interim Condensed Financial Statements for the Period Ending November 30,2006

NOTE  1  -  BASIS  OF  PRESENTATION

The interim financial statements at November 30,2006 and for the three month period ended November 30, 2006 and 2005 are un-audited, but include all adjustments which management considers necessary for a fair presentation. The February 28, 2006 balance sheet was derived from the Company's audited financial statements.

The accompanying un-audited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company Form 10-KSB for the year ended February 28,2006. The audited financial statements as of February 28, 2006 refer to a going concern issue. This issue still exists as of November 30,2006. The accompanying un-audited interim financial statements for the Nine month period ended November 30,2006 and 2005 are not necessarily indicative of the results which can be expected for the entire year.

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

During the quarter ending November 30, 2006, the Company issued 850,000 shares of 144 restricted common stock for outside accounting, production and web services and 1,000,000. shares of S-8 stock to secure product development and contract services. The shares were issued at .03 cents per share. The company converted $120,000. of corporate debt from its principal stockholder Kent Wyatt Sr. into 4,000,0000 shares of 144 restricted common stock. The shares were issued at .03 cents per share.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Risk Factors" listed below, including information provided in the Company's Annual 10-KSB.

Registrant develops, produces, and distributes television programs and specific projects created for domestic and international markets. The goal is to produce effective television programming, third party commercials or commissioned projects and be known as a notable provider of multi-media niche market websites, television, corporate videos and infomercials.
Revenues from in-house television shows or projects are generated by (1) the sale of advertising and promotions to be shown during the show; (2) companies sponsoring shows because of content.

Other income is generated by: (1) third party consulting services for project development; script, layout, production, editing and distribution of product (2) third party video post production services and (3) web design, its implementation and internet streaming (4) C.D., D.V.D. or videotape sales. Additional revenues may be derived from the sale of related products advertised during the course of a show that complement and add value to the original product or videotape being sold on television.

RESULTS  OF  OPERATIONS:

ASNI's focus has been (a) working directly with specific companies to joint venture marketing projects which can provide short and long term income for consulting, video and multi-media web production (b) negotiating with potential partners to secure funding for the company's proposed art auction and/or health television show and/or specific infomercials (c) meeting with potential business and financial partners with a focus on potential mergers and acquisitions. The company is preparing a private placement memorandum to secure funding for its projected projects, shows and available infomercials if required. Company shows or infomercials were not aired on television during this period.

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for corporate interview videos or outside third party production for commercials or infomercials during the various stages of work and upon completion of each contract.

The Company generated $3,333. in revenues for the quarter ended November 30,2006 compared to none for the quarter ended November 30, 2005. During this quarter, the Company incurred $136,796 of operating expenses compared to $46,740. same quarter last year. During the quarter ended November 30,2006 the company issued stock for services totaling $55,500.

The Company generated $16,033 in revenues through November 30,2006 compared to $4,000 through November 30,2005. For the nine months ended November 30,2006 the Company incurred $318,392 in operating expenses compared to $212,239 for the same period last year. For the nine months ended November 30,2006 the company issued stock for services totaling $79,500 compared with $94,200 for the same period last year.

SUBSEQUENT  EVENTS

The company is currently negociating and intends to relocate its operations during its next fiscal quarter.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Registrant's cash position at November 30,2006 was $47, the cash position as of November 30,2005 was $ 0.

Working capital at November 30, 2006 was a negative ($821,989). Liabilities currently include a net of $731,198 due principal stockholders. Although the $731,198. has been and is currently due, no demand has been made upon the company for payment.

During the last three months September 1,2006 to November 30,2006, the Company converted $120,000 of outstanding corporate debt into restricted 144 common shares of stock. Management will continue its effort to convert additional notes, debt and/or services provided into equity when possible.

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

In September 2006, the company issued 550,000 shares of 144 common stock for $.06 per share purchased by one unaffiliated investor.

In October 2006, the company issued 1,000,000 shares of S-8 common stock for $.03 per share to one independent consultant to secure product development and contract services.

In October 2006, the company issued an aggregate of 850,000 shares of common stock for $.03 per share for accounting, production and web design services to five independent contractors.

As of November 30,2006, there are 40,491,444 adjusted shares issued and outstanding. Of this amount, approximately 8,291,981 shares are now available on OTCBB, whereas 32,199,463 shares are issued and are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

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

                       ATLANTIC SYNDICATION NETWORK, INC.

Dated  January  16,  2007                  By:  /s/  KENT  G.  WYATT,  SR.
                                                --------------------------
                                                Kent  G.  Wyatt,  Sr.
                                                President  and  Chief
                                                Executive  Officer

                                           By:  /s/  GLENN  SCHLOSSER
                                                ---------------------
                                                Glenn  Schlosser
                                                Treasurer  (CFO)/  Director