Form 10KSB
period 2007-02-28
ATLANTIC SYNDICATION NETWORK INC
filed 2007-06-08
CIK 1085129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2007

                        Commission File number: 0-26283


                       ATLANTIC SYNDICATION NETWORK, INC.
              -----------------------------------------------------
              (Exact name of Small Business Issuers in Its Charter)

                NEVADA                                     88-0325940
    -------------------------------                    ----------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                 (Identification Number)


    5275 Jones Ave #106, Las Vegas, Nevada                  89146
   ----------------------------------------               ----------
   (Address of principal executive offices)               (Zip code)


                   (Issuer's Telephone Number) (702) 388-8800

         Securities registered under Section 12(b) of the Exchange Act:

   Title of Each Class             Name of Each Exchange on Which Registered
   -------------------             -----------------------------------------
         n/a                                           n/a

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, Par Value $.001
                          -----------------------------
                                (Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [x] No [ ]

State the issuer's revenues for its most recent fiscal year $16,033.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act) .02

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2007 the Company has (not including 1,630,000 lost and cancelled shares) 40,491,444 issued and outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                       ATLANTIC SYNDICATION NETWORK, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

NO.       TITLE                                                         PAGE NO.

                                     PART I

Item 1.   Description of Business .....................................       1
Item 2.   Description of Property .....................................       3
Item 3.   Legal Proceedings ...........................................       4
Item 4.   Submission of Matters to a Vote of Security Holders .........       4

                                     PART II

Item 5.   Market for Common Equity, Related Shareholder Matters
            and Small Business Issuer Purchases of Equity Securities ..       4
Item 6.   Management's Discussion and Analysis or Plan of Operation ...       7
Item 7.   Financial Statements ........................................     F-1
Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure .......................      13
Item 8A.  Controls and Procedures .....................................      13
Item 8B.  Other Information ...........................................      13

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant;
            Compliance With Section 16(a) of Exchange Act .............      13
Item 10.  Executive Compensation ......................................      15
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters ................      16
Item 12.  Certain Relationships and Related Transactions ..............      17
Item 13.  Exhibits ....................................................      18
Item 14.  Principal Accountant Fees and Services ......................      18
          Signatures ..................................................      19


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

Business

Registrant develops, produces, and distributes television programs and specific projects created for domestic and international markets. The company targets multi-media production with a focus on effective television programming, third party commissioned projects and niche market television shows, corporate DVD's, videos and infomercials.

Registrant benefits by using company-owned digital cameras and hi-end post production editing equipment. The company's real-time editing and computer graphic stations have the capability and conform to the necessary technology required for the internet, multi-media and broadcast. The company has the ability to produce its corporate projects at a significant discount compared to the expense required to utilize outside production services for broadcast and or multi-media.

Marketing and Distribution: The Company policy includes purchasing media so that it controls the air time, secures its own advertisers and receives 100% of the advertising income. The sale of programming in this manner provides more control and in many situations the advertisers equally benefit because they are able to control the time, day and targeted audience. With specific types of programming, advertisers are also willing to pay more for their commercials to be broadcast to that specific target audience. The company also participates and enters into a barter or no-license-fee arrangement with various broadcast station so that it can share in the income generated by the program from the sale of advertising created by the station. Another option is for the Company to directly license programming. Throughout the world there are emerging markets and the Company will have the opportunity to purchase, barter, sell outright or license its programming to the chain of television stations, cable channels and distribution outlets.

After shows have aired they have the potential of retaining a residual value for generating additional and future income. The Company-owned projects are copyright protected and available for distribution via satellite, cable, and broadcast release. Completed shows and series represent a long-term asset and become inventory as a video library.

Library: The Company retains the proprietary rights associated with most programming in its library, unless the rights are sold and/or granted to licensees. These rights are generally held in perpetuity. The Company intends to add product to its video library by producing new programming as well as purchasing completed programming to distribute to television, cable and the direct-to-video / DVD market and now via multi-media through the internet. A library that includes proprietary programming can be licensed, re-licensed and distributed over a period of time and provide a potential long term revenue stream.

Pursue Co-Production Partnerships: The Company has been pursuing business opportunities with co-financing partners for various projects, with the goal that risks may be shared. The benefits will include financial, complementary production and marketing skills and domestic or foreign distribution for Registrant's projects. The company has currently established a number of relationships that it anticipates will contribute to the company's projected financial turnaround during the upcoming year.

The Stock Show Financial News Briefs is projected to be released in association with other companies and their financial and business news shows on the internet. Agreements are currently in negotiation with shows that are either in production, airing on the web via webstreaming, planned for production and/or on domestic broadcast or cable by these companies. There are a distribution options currently being explored including the options to distribute this and other shows via webstreaming over the internet through an ASNi portal projected as the primary site. The company is also negotiating joint venture relationships with specific companies as advertisers interested in the financial niche market.

Internet as an Alternative Distribution: The Company website is www.asni.tv. The Company intends to benefit by alternative marketing and distribution utilizing unique internet promotional campaigns for its upcoming projects. Specific websites have been set aside and are available to utilize and support the projected projects.

The Company has continued to spend a great deal of its effort, time and available funds on research and development of multi-media projects. It has been working with domestic and international companies to structure production of shows and websites to be used in its projected project. The company believes that its future projects and television shows will significantly benefit by the company's multi-media development phase and implementation of this initial distribution via webcasting and video streaming with many programs including interactive multi-media. All forms of multi-media are now airing on the web as ( video-on-demand). Joint-venture projects are currently planned to include co-op advertising supported by corporate visibility campaigns with other public companies.

The Company utilized 4 independent contractors and employs 2 full time.

The Company does not have any patents or trademarks.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Registrant is currently in the process of re-locating its executive and production offices in Las Vegas, Nevada. The company has reduced its financial responsibility and intends to house its headquarters, production and post production studios in less expensive facilities. The primary equipment owned includes digital and beta cameras for on and off-site and complete editing / graphics and computer capability to fulfill all of ASNi production needs.

ITEM 3.   LEGAL PROCEEDINGS

The company is not involved in any legal proceedings and, to the best of our knowledge, no such action by or against the company has been threatened. None of the officers, directors, or beneficial owners of 5% or more of outstanding securities are a party to proceedings adverse to us nor do any of the foregoing individuals have a material interest adverse to us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the company's stockholders during the fourth quarter of the fiscal year ended February 28, 2007.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET INFORMATION: The Registrant's common stock is quoted in the NASDAQ OTC Bulletin Board Electronic Quotation Service under the symbol ASNI. The Registrant's common stock price at close of business on February 28,2007 was $.02 per share.

PRICE RANGE: The following table is the range of the high and low bids for the Registrant's common stock for each quarter within the last two fiscal years as determined by over-the-counter market quotations. The source of this information is OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                         High        Low
                                         ----        ---
      Fiscal Yr Ending

      Feb 28, 2006
          First Quarter                  .095        .033
          Second Quarter                  .06        .022
          Third Quarter                  .035         .02
          Fourth Quarter                 .025         .01

      Fiscal Yr Ending

      Feb 28, 2007
          First Quarter                   .12         .01
          Second Quarter                  .06         .02
          Third Quarter                   .09         .02
          Fourth Quarter                  .04         .01

(b) HOLDERS: At February 28, 2007, the Registrant has approximately 149 common stock shareholders. This excludes the number of beneficial owners whose shares are held in brokerage accounts. With this in mind, the company believes that the number of beneficial holders exceeds this amount.

(c) DIVIDENDS: The Registrant has never paid a cash dividend. It is the present policy of the Registrant to retain any extra profits to finance growth and development of the business. Therefore, Registrant does not anticipate paying cash dividends on its common stock in the foreseeable future.

(d)   SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth as of February 28, 2007, compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category           Number of securities       Weighted-average        Number of securities
                        to be issued upon          exercise price of       remaining available
                        exercise of outstanding    outstanding options,    to future issuance
                        options, warrants and      warrants and rights     under equity compen-
                        rights                                             sation plans (this
                                                                           excludes securities
                                                                           reflected in
                                                                           column (a)

                        ( a )                      ( b )                   ( c )
-----------------------------------------------------------------------------------------------
Equity compen-            0                          0                       0
sation plans
approved by
security holders
-----------------------------------------------------------------------------------------------

Equity compensation
plans not approved
by security holders       325,000                    $.25                    1,240,000

-----------------------------------------------------------------------------------------------

Total                     325,000                    $.25                    1,240,000

-----------------------------------------------------------------------------------------------

Stock Option Plans

In May 1999, the Company adopted a stock warrant plan expiring February 28, 2009, providing for two previous members of the board of directors to receive 325,000 stock warrants at an exercise price of $.25 per share. No warrants have been exercised to date.

On March 2, 2005, the Company adopted a 2005 Non-Qualified Stock & Stock Option Plan for issuance of common stock and options to employees and consultants of the company, and registered 3,100,000 shares underlying the Stock Plan on a Form S-8 Registration Statement, 1,100,000 shares were issued out of this plan for consulting, legal and service agreements during the corporate year. There are 1,240,000 shares available for issuance under this plan.

(d) RECENT SALES OF UNREGISTERED SECURITIES: The Registrant had the following stock issuance within the last quarter of the fiscal year as described below. All other issuances during the fiscal year have been previously reported. All such shares were sold by the officers and directors of the Registrant and no underwriters were utilized. All shares were issued with a restrictive legend.

There were no shares issued by the company during the 4th quarter of fiscal year end of 2007. All other issuances during the fiscal year have been previously reported.

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

ITEM 6.   Management's Discussion and Analysis or Plan of Operation

      The Registrant develops, produces, and distributes entertaining, educational, and informational television programming, commercials and infomercials. The Company endeavors to present programming on network, cable and public television, multi-media via internet video streaming as well as projected DVD and the direct-to-video market.

Proprietary Productions have included:
MASTERS OF THE MARTIAL ARTS

"Masters of the Martial Arts Starring Sho Kosugi" is a series that involves interviews and demonstrations on location at different locales in the Orient with grand masters in different disciplines of the martial arts. The host of the series is Sho Kosugi, seven-times karate world champion, and star of numerous martial arts films such as "Black Eagle" with Jean-Claude Van Damme, "Blind Fury" with Rutgar Hauer, "Pray for Death", "Revenge of the Ninja", and others. This series aired for two years on (ICN) International Channel Network. The show is currently not airing or generating income.

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

THE STOCK SHOW FINANCIAL NEWS BRIEFS is the company's latest project which is currently in pre-production as a joint venture for release via the company website and projected portal. The company has engaged international and investor relations firms to participate by providing selected and featured guests to be interviewed on the show. The weekly show is planned with specific segments that focus on Primary and Featured Guests as well as segments that will address current and international events.

The show is projected to begin airing over the internet to the investor and brokerage community and/or those interested in public companies, their management and latest updates.

Future distribution is projected to a television audience of approximately 20 MHH throughout the U.S. It is believed the unique talent, international guest host and interviews will attract and facilitate visibility for the show. The company is working to secure additional funding, negotiating agreements with guests as well as securing national and international sponsorship contracts for its featured guests. The show is projected to begin production for distribution over the internet during the fall 2007. Projected income for the show will be generated by producing joint venture client production and ASNi guest production fees and advertisers.

REVENUES FROM OPERATIONS CAN BE DERIVED FROM:

Primary Income: Revenues are generated from (1) multi-media production (2) sale of advertising and promotions to be shown during shows; (3) guests or company production services and /or sponsors targeting the show audience and (4) projected infomercials

Secondary Income is generated by: (1) third party consulting services pertaining to project development; script, layout, production, editing and distribution of the product (2) third party video production and post production services and
(3) multi-media DVD and videotape sales. Additional revenues may be derived from the sale of related products advertised during the course of a show that complement and add value to original products being sold on television.

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for outside third party production as work is completed.

RESULTS OF OPERATION.

During fiscal year-ending February 28,2007, the company incurred a loss of ($449,179) compared to a loss of ($439,437) for the prior year. The Company had revenues of $16,033 for 2007 and $5,700 for 2006. Costs and expenses were $394,368 for 2007 and $369,938 for 2006. Loss per share of $(0.014) for 2007 and
$(0.015) for 2006. The increase in loss per share is primarily caused by having additional shares issued with lower operating expenses.

The Company's library of shows and developed projects are the principal assets of the Registrant. The Registrant has produced and aired "Masters of the Martial Arts" a weekly series that aired for two years on ICN (International Channel Network). This and other shows developed and produced by the company are currently not airing or generating income.

Registrant has sustained operations with limited revenues during a period that's been devoted primarily to the securing of joint venture design, development, and packaging of anticipated productions. The Registrant has created the primary marketing tools for its projected projects. Management has developed relationships with various media buyers and public relations firms to distribute its shows and has secured vendors to supply various products to be used as added value in the marketing of its programs, infomercials and television shows.

There was no Federal Tax expense for the year ended February 28,2007. The Registrant has a tax loss benefit to carry-forward of approximately $3,700,000 which is available to offset future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

For the fiscal year ended February 28,2007 cash flow came from the issuance of common stock ($115,100) and from advances from shareholders ($219,646). Cash expended on operating expenses was $324,019.

The Company has devoted significant time, effort and resources to obtain private funding to fund the development, production and distribution of its projected projects. Assuming that expenses were to remain at the current level, additional cash will be required to complete and distribute projects in place. The Company will require approximately $500,000 of additional operating capital during the fiscal year ending February 28, 2008. It is projected that the funds required will be secured via joint ventures or through a private placement as projected, but it is uncertain whether the required funding can be secured under the most favorable terms, if at all, due to the company's current financial position.

SUBSEQUENT EVENTS - None

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

ITEM 7.   FINANCIAL STATEMENTS

                       ATLANTIC SYNDICATION NETWORK, INC.

                              Financial Statements

                           February 28, 2007 and 2006


TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT .......................................    Page F-2


FINANCIAL STATEMENTS:

     Balance Sheets ................................................    Page F-3

     Statements of Operations ......................................    Page F-4

     Statements of Stockholders' Equity ............................    Page F-5

     Statements of Cash Flows ......................................    Page F-6

NOTES TO FINANCIAL STATEMENTS ......................................    Page F-7

Larry O'Donnell, CPA, PC
2228 South Fraser Street, Unit 1
Aurora, Colorado 80014

Report of Independent Registered Public Accounting Firm

Board of Directors
Atlantic Syndication Networks, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Atlantic Syndication Networks, Inc. as of February 28,2007 and 2006 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audits provide reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Syndication Networks, Inc. as of February 28,2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Larry O'Donnell, CPA PC
Aurora, Colorado
June 7, 2007

                           ATLANTIC SYNDICATION NETWORK, INC.
                                     Balance Sheets
                                   As of Years Ending

                                         Assets

                                                           February 28     February 28
                                                               2007            2006
                                                           ------------    ------------
Current Assets
     Cash                                                  $         27    $        480
                                                           ------------    ------------
     Total Current Assets                                            27             480
                                                           ------------    ------------
Property and Equipment, Net                                                      25,478
                                                           ------------    ------------
Property and Equipment, Net                                                      25,478

Other Assets
    Project Development cost                                    452,855         452,855
    (Accumulated)Project Develop Cost                          (452,855)       (452,855)
    Prepaid rent / deposits                                                      11,350
                                                           ------------    ------------
 Net Other Assets                                                                11,350
                                                           ------------    ------------
                                                           $         27    $     37,308
                                                           ------------    ------------

                            Liability & Stockholder's Equity

Current Liabilities
     Accounts Payable                                      $     77,072    $     68,240
     Notes payable (current)                                     28,828          41,008
     Refundable Deposits
     Notes Due to Stockholder                                   214,744         267,798
     Accrued Rent Payable Stockholders                          173,716         193,016
     Accrued Compensation Due Stkholds                          444,638         272,638
                                                           ------------    ------------
Total Current Liabilities                                       938,998         842,700
                                                           ------------    ------------

Long-Term Liabilities
     Long Term debt (current net)                                20,850          19,890
                                                           ------------    ------------
     Long Term Liabilities                                       20,850          19,890

          Total Liabilities                                     959,848         862,598

Stockholders' Equity
  Preferred Stock, $.01 par value, authorized
  shares  500,000 issued and outstanding-none
  Common Stock, $.001 par value, authorized
  50,000,000 shares, issued and outstanding
  Feb 28 (2007) 40,491,444; Feb 28 (2006) 32,322,444             40,491          32,322
  Additional Paid-In Capital                                  2,434,942       2,128,471
  Accumulated (Deficit)                                      (3,435,254)     (2,986,075)
                                                           ------------    ------------
 Net Stockholders' Equity                                      (959,821)       (825,282)
                                                           ------------    ------------

 Total Liabilities and Stockholders' Equity                $         27    $     37,308
                                                           ============    ============


See Accompanying Notes

                                                F-3





                          ATLANTIC SYNDICATION NETWORK, INC.
                                Statement of Operations
                                  For the Years Ended


                                                        February 28     February 28
                                                            2007            2006
                                                       -------------   -------------

Net Revenues                                           $      16,033   $       5,700
                                                       -------------   -------------

Costs and expenses
     Amortization                                      $               $
     Depreciation                                             25,478           7,556
     General/Administrative                                  368,890         362,382
                                                       -------------   -------------
Total Operating Expenses                                     394,368         369,938
                                                       -------------   -------------
Operating (Loss)                                            (378,335)       (364,238)

Interest expense                                             (70,844)         75,199

Other (expense) income                                             -               -
                                                       -------------   -------------

(Loss) Before Income Taxes                                  (449,179)       (439,437)

Income Tax Provision (benefit)                                     -               -

Net (Loss)                                             $    (449,179)  $    (439,437)
                                                       =============   =============

Net (Loss) Per Share of
  Common Stock                                         $      (0.014)  $      (0.015)
                                                       =============   =============
Weighted Average Shares
  Outstanding During the Period                           40,491,345      28,838,181
                                                       =============   =============


SEE ACCOMPANYING NOTES


                                          F-4





                                   ATLANTIC SYNDICATION NETWORK, INC.
                                   Statements of Stockholders' Equity
                                For the Years Ended Feb 28, 2006 and 2005


                                          Additional
                            Common           Stock         Paid-In-      Accumulated         Total
                            Shares          Amount         Capital         Deficit          Equity
                            ------          ------         -------         -------          ------

Balance as of
February 28, 2005          27,522,444     $    27,522    $1,845,271     $(2,546,638)     $   (673,845)

Sale-unregistered
Stock                       2,600,000           2,600       153,400                           156,000

Stock-services
rendered                    1,800,000           1,800       106,200                           108,000

Stock issued for
Debt Conversion               400,000             400        23,600                            24,000

Net (loss) for
year                                                                       ($439,437)       ($439,437)
                           ----------     -----------    ----------      -----------     ------------
Balance as of
February 28, 2006          32,322,444     $    32,322    $2,128,471      ($2,986,075)    $   (825,282)

Sale-unregistered
 Stock                      1,919,000           1,919       113,221                           115,140

Stock-services
rendered                    2,250,000           2,250        77,250                            79,500

Stock issued for
  Debt Conversion           4,000,000           4,000       116,000                           120,000

Net (loss) for
 year                                                                       (449,179)        (449,179)
                           ----------     -----------    ----------      -----------     ------------

Balance as of
February 28, 2007         $40,491,444     $    40,491    $2,434,942      $(3,435,254)    $   (959,821)


                                                  F-5





                                ATLANTIC SYNDICATION NETWORK, INC.
                                     Statements of Cash Flows
                                       For the Years Ended


                                                                   February 28      February 28
CASH FLOWS FROM OPERATING ACTIVITIES                                   2007             2006
                                                                  -------------    -------------

   Net Income (Loss)                                              $    (449,179)   $    (439,437)
    Adjustments to reconcile Net Income to Cash
    provided by (used in) Operating Activities
      Depreciation / Amortization                                        25,478            7,556
      Stock issued for services in lieu of cash                          79,500          108,000
      Other changes in operating assets / liabilites
      Decrease (Increase) in deposits                                    11,350
      Decrease (Increase) in prepaid expenses                                             12,550
      Increase(Decrease) in Accounts Payable                              8,832           27,455
      Increase(Decrease) in Refundable Deposits                                          (10,000)
                                                                  -------------    -------------
        Total Adjustments                                               125,160          145,561
                                                                  -------------    -------------
Net Cash Provided (Used)
by operating Activities                                                (324,019)        (293,876)
                                                                  -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash (Used) by Investing Activities                                       -                -
                                                                  -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) Notes Payable                                       (11,220)          16,515
Increase (Decrease) Funds advanced
by Shareholders                                                         219,646          121,841

Funds Raised from Stock Issued                                          114,140          156,000
                                                                  -------------    -------------
Net Cash Provided (Used)
by Financing Activities                                                 323,566          256,356
                                                                  -------------    -------------
Increase(Decrease) in Cash
& Cash Equivalents                                                         (453)             480

Cash at Beginning of Year                                                   480                -
                                                                  -------------    -------------
Cash at End of Year                                                          27              480
                                                                  -------------    -------------
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest Paid                                                         70,844           75,199
                                                                  -------------    -------------
Schedule of noncash investing and financing transactions:

Debt converted to stock                                                 120,000           24,000


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

The Company develops and produces commercials, infomercials, business and entertaining shows for distribution via multi-media, the internet, radio and television. It's focus has been niche market and specialty television shows. For example, previous shows and projects include, "The Stock Show," which highlights public companies, their product or service, and their key management. Another video series entitled "Intervention" deals with drug and alcohol abuse and targets concerned families of teen abusers. "Masters of The Martial Arts" featuring Sho Kosugi highlights prominent masters from around the world and targets an audience interested in the art of self defense

The Company has continued to sustain operating losses. Management projects and intends to be fully operational reporting profits during this fiscal year with the existing projects currently outlined and in place. Management is currently negotiating to secure additional funding through joint ventures and/or intends to secure funds through a private placement.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Atlantic Syndication Network, Inc. (ASNi), prepares its books and records on the accrual basis for financial reporting and the cash basis for income taxes. The accompanying financial statements represent the transactions for the fiscal years ending February 28, 2007 and February 28, 2006.

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

Long-term Liabilities:

The carrying amounts of the Company's borrowing under its short and long-term, convertible notes and revolving credit card agreements approximate fair value because the interest rates are either fixed or vary based on floating rates identified by reference to market rates. The carrying amounts and fair values of long-term debt are approximated to be one and the same at February 28, 2007 and February 29, 2006 respectively.

Concentrations

The Company revenues in 2007 and 2006 came from four customers.

Revenue Recognition

Revenue is recognized from sales other than long-term contracts when a product is shipped, a show airs on television and consulting and other services are completed. Revenue on long-term contracts is accounted for principally by the percentage of completion, or at the completion of contractual billing when milestones are possible. At February 28, 2007 and February 28, 2006 there are no long-term contracts requiring revenue recognition.

Advertising

The Company expenses advertising as it occurs. The Company incurred no advertising expense for fiscal years ended February 28, 2007 and February 28, 2006.

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

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Company does not expect application of SFAS No. 155 to have a material affect on its financial statements.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material affect on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending June 30, 2008. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. SFAS No. 157 applies whenever another accounting standard requires (or permits) assets or liabilities to be measured at fair value, but does not expand the use of fair value to new circumstances. SFAS No. 157 is effective beginning in 2008. The Company has not yet determined the effect SFAS No. 157 will have on its financial statements.

In September 2006 the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans". SFAS No. 158 requires the Company to recognize the funded status of its post retirement plans on the balance sheet and recognize as a component of accumulated other comprehensive income the gains and losses, prior service costs or credits that occur during the financial year but are not recognized as components of the Company's pension costs This Statement is effective as of the beginning of its first fiscal year that begins after December 15, 2008. The Company does not expect application of SFAS No. 156 to have a material affect on its financial statements.

In February 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS No. 115 applies to all entities with investments in available- for-sale or trading securities. The statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect SFAS No. 159 will have on its financial statements.

NOTE 3 - Property and Equipment

Property and equipment consisted of the following at,

                                             February 28       February 28
                                                 2006              2005

Equipment                                    $    48,661       $    48,661
Software                                          39,553            39,553
Leasehold Improvements                                              42,380
                                             -----------       -----------

Total Property and Equipment                 $    88,214       $   130,594
(Less) Accumulated Depreciation                  (88,214)         (105,116)
                                             -----------       -----------
Total Property and Equipment, Net            $                 $    25,478

NOTE 4 - Term Debt

Term Debt consisted of the following at,

                                             February 28       February 28
                                                 2007              2006

Loan Payable                                 $    14,222       $   14,222

Bridge loan secured by promissory note
due and payable interest 10%                      14,606           26,786

Convertible Notes Payable
Under a private placement issue, Stock
is sold along with convertible notes.
Since these unsecured notes can be
converted to stock, they are reported
as long-term debt.                                20,850            19,890
                                             -----------       -----------

Total Notes Payable                          $    49,678       $    60,898

(Less) Current Portion                           (28,828)          (41,008)
                                             -----------       -----------

Total Long-Term Debt                         $    20,850       $    19,890
                                             -----------       -----------

Scheduled future maturities of notes payable at February 28,2007 are as follows:

         2007              $ 28,828
         2008                     -
         2009                     -
         2010                     -
         2011 & after      $ 20,850

NOTE 5 - Related Party Transactions

                                             February 28       February 28
                                                2007               2006

Monies have been advanced to the Company
by the Company's principal shareholder.
   The amount due is:                        $   833,898       $   733,452

During the years ended February 28,2007 and February 28,2006 the Company accrued rent and interest to its principal stockholder of $109,000 and $142,000 respectively.

The company rented its facilities at 6125 Edna, Las Vegas, Nevada on a month to month tenancy from its principal stockholder. The arrangement terminated in January, 2007. The Company recognized rent expense of $41,950 and $76,200 for the years ended February 28, 2007 and 2006, respectively.

NOTE 6 - Common Stock

Four convertible notes totaling $9,600 plus interest of $11,250 for a total of $20,85080 remain from a private placement previously issued. These notes bear interest at 10%.

As of February 28,2007 there are 40,491,444 adjusted shares issued and outstanding. Of this amount, 8,490,767 shares are free trading whereas, 33,630,677 shares are still restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

An existing stock warrant plan, expiring February 28,2009, provides for two previous members of the Board of Directors to receive a total of 325,000 stock warrants at $.25 per share. No warrants have been exercised.

In 2005, the company issued a stock compensation plan which provides for certain employees and professional services to receive a total of 3,100,000 shares of common stock. As of February 28,2007, 1,240,000 shares remain available.

NOTE 7- Recapitalization of Equity

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

                                             February 28       February 28
                                                2007               2006

Tax expense (benefit) at
     U.S. statuatory rate                    $  (145,000)      $  (145,000)
State income taxes, net of
     Federal benefit (Nevada)
Valuation allowance                              100,000           100,000
Due to stockholders                               45,000            45,000

Total                                                  -                 -

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at:

                                             February 28       February 28
                                                2007               2006

Deferred tax assets:
    Net operating loss carryforward          $ 1,340,000       $ 1,195,000

Total gross deferred tax assets              $ 1,340,000       $ 1,195,000

(Less) valuation allowance                     ($950,000)        ($950,000)

Net deferred tax assets                          390,000           245,000

Deferred tax liabilities
    Payable to stockholder                      (390,000)         (245,000)

Total gross deferred tax liabilities            (390,000)         (245,000)

Net deferred tax                             $ --- 0 ---       $ --- 0 ---

There were no payments made for income taxes in fiscal years ending the last day of February 28, 2007 and 2006 respectively.

As of February 29, 2007, the Company has available for income tax purposes approximately $3,700,000 in federal net operating loss carry forwards which may be used to offset future taxable income. These loss carry forwards begin to expire in year 2008. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could reduce, eliminate, or defer the utilization of these losses.

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

None.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16 (a) OF THE EXCHANGE ACT


NAME                AGE           POSITION/OFFICE           TERM    SERVED SINCE

Kent G. Wyatt Sr.    67     Director, President, CEO        1 yr.       9/92
Sarah E. Wyatt       67     Director, Corporate Secretary   1 yr.       9/92
Glen Schlosser       59     Director, Treasurer             1 yr.       4/02
Michael Edwards      55     Director                        1 yr.       4/02

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on review of Forms 3 and 4 and amendments thereto and Forms 5 and amendments thereto and any other written representations furnished to us during the fiscal year ended February 28, 2007 our officers, directors, and greater than ten percent beneficial owners complied with all
Section 16(a) filing requirements applicable to them.

Code of Ethics

The company has not structured or adopted a code of ethics.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE LONG TERM


                             Annual Compensation                   Awards             Payouts

Name-Principal    Yr    Compensation    Bonus     Other     Restricted  Options        LTIP
  POSITION                                       Payable       Stock     Award    SARs(Layouts($)

KENT G.WYATT     2007    $120,000       N/A        N/A          N/A       N/A           N/A
CEO/Pres.        2006     $70,600 *     N/A        N/A          N/A       N/A           N/A

SARAH E WYATT    2007     $45,000       N/A        N/A          N/A       N/A           N/A
Corp.Sec.        2006     $40,600 **    N/A        N/A          N/A       N/A           N/A

* Although the Board approved compensation of $120,000 for Mr. Wyatt and $60,000 respectively for Ms. Wyatt for the fiscal year, each of the parties agreed to waive part and accrue compensation.

* Mr. Wyatt has agreed to accept $120,000 as compensation due. 10,000 restricted shares were granted for $600.00 for B.O.D. compensation.

** Ms. Wyatt has agreed to accept $45,000. as compensation due. 10,000 restricted shares were granted for $600.00 for B.O.D. compensation.

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

Compensation of Directors: For the fiscal year ended 2007 all directors are to be issued 10,000 shares of restricted common stock valued at $.06 for services rendered. There is no cash compensation for directors other than expenses directly associated with Director Meetings. Two of the previous Directors were granted a total of 325,000 warrants at $.25 on May 4, 1999. The warrants were granted for director services and commitments to advise the Registrant. The warrants expire on February 28,2009. No warrants have been exercised to date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information as to the shares of common stock owned as of February 28, 2007.

      1. Each person who beneficially owns, so far as the Registrant has been able to ascertain, more than 5% of the 40,491,444 actual outstanding shares of the Registrant. An additional 1,630,000 lost/ cancelled and replaced shares remain outstanding on the books.

      2.    Each director.

      3.    Each of the officers named in the summary compensation table.

      4. All of the directors and officers as a group. Unless otherwise indicated in the footnotes below are subject to community property laws where applicable, the persons as to whom information is given has sole investment power over the shares of common stock.

Unless otherwise noted, all addresses are c/o Atlantic Syndication Network, Inc. 5275 Jones Ave, Suite 106, Las Vegas, Nevada 89146.

TITLE OF       PRINCIPAL AND/OR         AMOUNT AND NATURE OF       PERCENT
OF CLASS       BENEFICIAL OWNER           BENEFICIAL OWNER         OF CLASS

 Common        Kent G. Wyatt               12,060,000 (1)            29.78 %
 Common        Sarah E. Wyatt               6,040,000 (1A)           14.92 %
 Common        K & S Wyatt (J/T)            1,243,000 (1)(1A)        03.07 %
 Common        Glen Schlosser                 445,000 (2)             1.10 %
 Common        Michael Edwards.               210,000 (3)            .0052 %
               Officers and Directors      19,998,000(1)(1A)       48.8752 %
                As a group

(1) Kent Wyatt is President / CEO and beneficial owner of 12,060,000 shares listed plus shares 1,243,000 shares held in joint-tenancy (J/T) with Sarah Wyatt, and as trustee, 400,000 shares held in-trust for Kent Wyatt Jr. and Lisa Wyatt. Further, since Kent and Sarah Wyatt are married, Mr. Wyatt may be deemed the indirect beneficial owner of 6,040,000 shares owned by Ms. Wyatt.

(1A) Sarah Wyatt is Secretary, Director and beneficial owner of 6,040,000 shares listed plus 1,243,000 shares held in joint-tenancy (J/T) with President / CEO and husband Kent Wyatt. Further, since Kent and Sarah Wyatt are married, Ms. Wyatt may be deemed the indirect beneficial owner of 12,060,000 shares owned by Mr. Wyatt.

(2) Glen Schlosser, Treasurer, Director and beneficial owner of 435,000 shares at fiscal year-end.

(3) Michael Edwards, Director and beneficial owner of 210,000 shares at fiscal year-end.

(4) Percentages are based on the adjusted 40,491,444 actual shares outstanding at February 28, 2007. An additional 1,630,000 shares which were lost/cancelled and replaced remain outstanding on the corporate books.

ITEM 12.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS

There have been no material transactions in the past two years or proposed transactions to which the Company has been or proposes to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved other than the corporate offices and production facility the company previously rented under a standard commercial property month to month lease from Kent Wyatt Sr., President and CEO and a majority stockholder. The agreement was cancelled November 2007.

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

* Filed with Form S-8 on March 11, 2005.
** Filed with prior 10K

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Larry O'Donnell, CPA, P.C. (O'Donnell) is the Company's principal auditing accountant firm. The Company's Board of Director's is responsible for all pre-approval policies and procedures for auditors and has considered whether the provision of audit services is compatible with maintaining O'Donnell's independence.

Audit Fees: Mr. O'Donnell billed an aggregate of $7,000 and $7,000 for audit of the registrant's annual financial statements and review of financial statements in the registrants Form 10-QSB for the last two fiscal years ended February 28, 2006 and February 28, 2007.

Audit-Related Fees: None

Tax Fees: NA

All Other Fees: NA

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant Has aused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Atlantic Syndication Network, Inc.


Dated June 6, 2007
                                       By: /s/ Kent G. Wyatt, Sr.
                                           -------------------------
                                           Kent G. Wyatt, Sr.
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                         Date

By: /s/ Kent G. Wyatt, Sr.
    -------------------------
    Kent G. Wyatt, Sr.             President/CEO                 June 6, 2007
                                   Director

By: /s/ Glenn Schlosser
    -------------------------
    Glenn Schlosser                Treasurer  CFO, Principal
                                   CFO Principal Accounting      June 6, 2007
                                   Officer / Director

By: /s/ Sarah Wyatt
    -------------------------
    Sarah Wyatt                    Corporate Secretary           June 6, 2007
                                   Director

By: /s/ Michael Edwards
    -------------------------
    Michael Edwards                Director                      June 6, 2007