Form 10QSB
period 2007-05-31
ATLANTIC SYNDICATION NETWORK INC
filed 2007-07-16
CIK 1085129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31,2007

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 0-26383

ATLANTIC SYNDICATION NETWORK, INC.
(Exact name of Small Business Issuers in Its Charter)

NEVADA	88-0325940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3275 West Jones Blvd #106, Las Vegas, Nevada	89146
(Address of principal executive offices)	(Zip code)

(702) 388-8800
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports ), and (2) subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act ). Yes ☒ No ☐

Number of shares outstanding of the registrant’s class of Common Stock  as of May 31,2007 was 44,831,444

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ATLANTIC SYNDICATION NETWORK, INC.

INDEX

PART 1.	FINANCIAL INFORMATION

	Item 1. Financial Statements	1

Un-audited Interim condensed Balance Sheet as of May 31, 2007		2

Un-audited Interim condensed Statements of Operations for the three months ended May 31,2007 and 2006		3

Un-audited Interim condensed Statements of Cash Flows for the three months ended May 31,2007 and 2006		4

Notes to Un-audited Condensed Financial Statements		5

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Risk Factors		8

PART II.	OTHER INFORMATION	9

	Item 1. Legal proceedings	10

	Item 2. Changes in securities	10

	Item 3. Defaults on senior securities	10

	Item 4. Submission of matters to a vote of security holders	10

	Item 5. Other information	10

	Item 6. Exhibits	10

SIGNATURES		11

EXHIBIT INDEX		12

CERTIFICATIONS

2

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Atlantic Syndication Network, Inc. and predecessors unless otherwise indicated. Un-audited, condensed interim inancial statements including a balance sheet for the Company as of the quarter ended May 31,2007 and statements of operations, and statements of cash flow for the interim period up to the date of such balance sheet and the comparable period of the preceeding year, are attached hereto as pages 1 through 4 and are incorporated herein by this reference.

PART I - FINANCIAL STATEMENT
ATLANTIC SYNDICATION NETWORK, INC.
Condensed Consolidated Balance Sheet
For the Three Months Ending
(Un-audited)

	May 31, 2007	Feb. 28, 2007
ASSETS
Cash Assets
Cash	$18	$27
Total current assets	18	27

Property and equipment - net

Other Assets
Project development costs	452,855	452,855
Amortization Project development	(452,855)	(452,855)
Refundable Deposit
Total Other Assets
Total assets	$18	$27

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$57,807	$77,072
Accrued Rent	173,716	173,716
Accrued Compensation	374,638	444,638
Notes Payable (Current Portion)	30,843	28,828
Notes Due Stockholders	220,506	214,744
Total Current Liabilities	857,511	938,998

Long Term liabilities	20,850	20,850
Total liabilities	878,361	959,848

Stockholders equity
Preferred stock $.01 par value: Authorized 500,000 shares; Issued and outstanding - none. Common stock $.001 par value: Authorized 50,000,000; Issued and outstanding 44,831,444 at 5-31-07 and 40,491,444 at February 28,2007, respectively	44,831	40,491
Additional paid-in capital	2,560,802	2,434,942
Retained earnings (deficit)	(3,435,254)	(3,435,254)
Net income(loss)	(48,722)
Net stockholders' equity	(878,343)	(959,821)
Total liabilities and stockholders' equity	$18	$27

See accompanying notes

Condensed Consolidated Statement of Operations
For the Three Months Ended
(Un-audited)

	May 31, 2007	May 31, 2007

Net revenue	$0	$4,000

Costs and expenses:

Amortization expense
Depreciation expense		3,352
General and administrative expenses	48,360	104,127
(less)Capitalization-project development cost	-	-
Total operating expenses	48,360	107,479
Operating Income (loss)	(48,360)	(103,479)

Interest Income	-	-
Interest Expense	(362)	(57)
Other (expense) income	-	-
(Loss) before income taxes	(48,722)	(103,536)

Income tax provision (benefit)	-	-
Net Income (loss)	$(48,722)	$(103,536)

Net (loss) per share of common stock	$(0.001)	$(0.004)
Weighted average shares outstanding during the period	38,984,948	26,901,485

See accompanying notes

ATLANTIC SYNDICATION NETWORK, INC.
Condensed Consolidated Statement of Cash Flows
For the Three Months Ended
(Un-audited)

	May 31, 2007	May 31, 2007

Net Cash Flow from Operating Activities:

Net Income (loss)	$(48,722)	$(103,536)
Adjustments to reconcile Net Income to Cash provided by (used in) Operating Activities:
Depreciation and Amortization		3,352
Other changes in Operating Assets and Liabilities	(17,249)	449
Stock issued for Services in Lieu of Cash	40,200	-
Total adjustments	22,951	3,801
Net Cash provided by Operating Activities	(25,771)	(99,735)

Cash Flows from Investing Activities:

Property and Equipment	-	-
Other Assets	-	-
Net cash (used) by Investing Activities	-	-

Cash Flows from Financing Activities:

Notes Payable	-	-
Due to stockholders	(64,238)	65,595
Funds raised from Stock Issued	90,000	34,140
Net Cash (used) by Financing Activities	25,762	99,735
Increase (decrease) in Cash and Cash equivalents	(9)	0

Cash at Beginning of period	27	0
Cash at End of Period	$18	$-

Supplemental Cash Flow Information
Interest paid	$362	$57

Non-cash items
Stock Issued in Lieu of Cash	$130,200	$58,140

See accompanying notes

ATLANTIC SYNDICATON NETWORK, INC.
Notes to Un-audited Interim Condensed Financial Statements for the Period Ending May 31,2007

Note 1 - BASIS OF PRESENTATION

The interim financial statements at May 31,2007 and for the three month period ended May 31,2007 and 2006 are un-audited, but include all adjustments which management considers necessary for a fair presentation. The February 29,2007 balance sheet was derived from the Company's audited financial statements.

The accompanying un-audited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company Form 10K-SB for the year ended February 28,2007. The audited financial statements as of February 28, 2007 refer to a going concern issue. This issue still exists as of May 31,2007. The accompanying un-audited interim financial statements for the three month period ended May 31,2007 and 2006 are not necessarily indicative of the results which can be expected for the entire year.

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

Note 2 - COMMON STOCK

During the quarter ending May 31,2007, the Company issued a total of 1,340,000 shares of restricted common stock for a combination of consulting and tax services which included 40,000 shares for annual Director services. During the quarter, 3,000,000 shares of restricted common stock was issued to the Principal Shareholder as reduction of the outstanding note due for compensation. All shares above were issued at .03 cents per share.

The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to investment in the Company.

Note 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of all liabilities in the normal course of business as reflected in Liquidity and Capital Resources.

Management’s plan to alleviate this going concern issue is to raise capital, commence business operations as projected and/or secure a joint venture partner or merge with another company. The Company’s continued existence is dependent upon management funding operations and raising sufficient capital. The financial statements do not include adjustments that may result from the outcome of this uncertainty.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENTS AND INFORMATION

The Company is including the following cautionary statement in this Form 10QSB for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

INTRODUCTION

In Note 3 of the Company’s Financial Statements for the year ended February 28,2007, it reflects the Company’s independent registered public accounting firm noted the Company’s ability to continue as a going concern. The Company’s existence is dependent upon management funding operations and raising sufficient capital. At this point in time, it is impossible to state an amount of additional funding which the Company believes would remove the going concern opinion.

The Company has a limited history of earnings and it has not paid dividends. The Company is unlikely to realize earnings or pay dividends in the immediate or foreseeable future. There is no assurance that the Company’s operations, once commenced, will be profitable. The Company may not be able to obtain additional funds needed for working capital and operations.

GENERAL INFORMATION

Registrant develops, produces, and distributes television programs and specific projects created for domestic or international markets. The goal is to produce effective television programming, third party commercials or commissioned projects and be known as a notable provider for multi-media niche markets, television, corporate videos and infomercials.

Revenues are generated by (1) the sale of advertising or promotions to be shown during the show; (2) companies sponsoring shows because of content.

Other income is generated by: (1) third party consulting services for project development; script, layout, production, editing and distribution of the product (2) third party video post production services and (3) web design, implementation and internet streaming (4) C.D., D.V.D. or videotape sales. Additional revenues may be derived from sale of related products advertised during the course of a show that complement and add value to the original product or videotape being sold on television.

RECENT SALES OF SECURITIES: The Registrant had the following stock Issuances within the last quarter as described below. All such shares were either issued for services by the company or issued for reduction of debt by the Registrant and no underwriters were utilized. All shares were issued under rule 144 with a restrictive legend.

In May 2007, the company issued an aggregate of 800,000 shares of common stock for $.03 per share for projected joint venture and consulting consulting services. The shares were issued at $.03 per share.

In May 2007, the company issued 500,000 shares of common stock at  $.03 per share for accounting and tax preparation services.

In May 2007, the company issued 40,000 shares of common stock for Annual Director services. Shares were valued at $.03 per share.

In May 2007, the company issued 3,000,000 shares of common stock for Reduction of debt to the principal shareholder for past compensation. Shares were issued at $.03 per share.

As of May 31,2007, there are 44,831,444 adjusted shares issued and outstanding. Of this amount, approximately 9,779,553 shares are now available on OTCBB, whereas 35,051,891 shares are issued and are currently restricted subject to Rule 144 of the 1933 Securities and Exchange Act.

RESULTS OF OPERATIONS:

ASNi's focus has been (a) the evaluation, negotiation and review of joint venture or merger options (b) meeting with investors to secure funding for joint venture or ASNi projected projects and (c) meeting with potential joint venture business and financial partners and guests for existing or proposed projects. Company shows were not being aired on television during this period.

Revenue for in-house production is recognized at time of distribution. Revenue is recognized for corporate interview videos or outside third party production for commercials or infomercials during the various stages of work and upon completion of each contract.

ATLANTIC SYNDICATION NETWORK, INC. generated $ 0 in revenues for the three months ended May 31,2007. During this quarter, the Company incurred $48,722 of operating expenses. This includes $40,200 paid by issuing ASNi restricted common stock in lieu of cash for a combination of consulting, and tax services. The net operating expense for the three months ended May 31,2007 decreased $54,814 over the three months ended May 31,2006.

SUBSEQUENT EVENTS - None

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash position at May 31,2007 was $18, the cash position as of May 31,2006 was $ 27.

Working capital at May 31, 2007 was a negative ($857,493). Liabilities currently include a net of $768,860 due principal stockholders. Although the $768,860 has been and is currently due, no demand has been made upon the company for payment.

During the last three months March 1,2007 thru May 31,2007, the Company converted $90,000. Of outstanding corporate debt due the principal shareholder into restricted common shares of stock. Management will continue its effort to convert additional notes, debt and/or consulting services provided into equity when possible.

RISK FACTORS:

The Company's business is limited and subject to numerous risk factors, not all of which can be known or anticipated and any one of which could adversely impact the Company or its financial condition. Some of those risk factors are as follows:

Failure to License: Renew of Licenses or Production and Broadcast Agreements. There can be no assurance that any existing programs will be licensed for additional broadcast seasons or renewed for production or, if so licensed or renewed, that the terms of the license agreements, production or broadcast agreements will be favorable to the company as any previous or projected agreements.

Nature of the Entertainment Industry: The television, merchandising, direct-to-video and multi-media industries are highly speculative and historically involve a substantial degree of risk. The success of a television show, series or video production depends upon unpredictable and changing factors such as audience acceptance, which may bear little or no correlation to the Company's production and other costs. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, the general economic conditions and public taste and include intangible factors, all of which change rapidly and cannot be predicted with certainty. Therefore, there is a risk that some or all of the Company's existing or proposed projects will be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

Competition: The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. The Company competes with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources. Although the number of outlets available to producers has increased with the emergence of new broadcast stations, the number of time slots available to independent producers remains limited. These companies now serve as an additional source of competition for the limited slots available to independent companies. As a result of these factors, the Company will expand it's creative and distribution effort but management cannot assure the stockholders that it will be able to create entertaining episodes for the Company's programs or that it will be able to create new programs that are appealing or saleable to broadcasters.

Dependence upon Key Personnel: Registrant's success depends to a significant extent upon the expertise and services of Kent Wyatt Sr., the President and Chief Executive Officer and Executive Vice President Milton (Todd) Ault. Although Registrant has agreements with other independent and key management personnel, the loss of services of either Mr. Wyatt, Mr. Ault and/or other key personnel could have an adverse effect on the Company’s projected business, results of operations and financial condition.

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
Item 6.    (a)  Exhibits:

31.1    Certification of President and Chief Executive Officer Pursuant to Section 302
31.2    Certification of Chief Financial Officer of Pursuant to Section 302
32.1    Certification of Cheif Execuitive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

(b)  Reports on Form 8-K: None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Syndication Network, Inc.

Dated July 13, 2007	By:	/s/ KENT G. WYATT, SR.
Kent G. Wyatt, Sr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENT G. WYATT, SR.	Chief Executive Officer	July 13, 2007
Kent G. Wyatt, Sr.	Director

/s/ GLENN SCHLOSSER	Treasurer / Director	July 13, 2007
Glenn Schlosser

EXHIBIT INDEX

31.1    Certification of President and Chief Executive Officer Pursuant to Section 302
31.2    Certification of Chief Financial Officer of Pursuant to Section 302
32.1    Certification of Cheif Execuitive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)