Form 10QSB
period 2007-08-31
Zealous Trading Group, Inc.
filed 2007-10-22
CIK 1085129

United States
Securities And Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007

Commission File Number: 000-26383

Zealous Trading Group, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	88-0325940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3275 West Jones Blvd. #106 Las Vegas, Nevada 89146 (Address of Principal Executive Offices)

(702) 388-8800
(Registrant’s Telephone Number, Including Area Code)

Atlantic Syndication Network, Inc.
(Former name, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 16, 2007 there were 45,831,444 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

ZEALOUS TRADING GROUP, INC.
(Formerly, Atlantic Syndication Network, Inc.)
Quarterly Report on Form 10-QSB for the
Quarterly Period Ended on August 31, 2007

ZEALOUS TRADING GROUP, INC.

(Formerly Atlantic Syndication Network, Inc.)

FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

Part I: Financial Information

Item 1.  Financial Statements

ZEALOUS TRADING GROUP, INC.
(Formerly Atlantic Syndication Network, Inc.)
CONDENSED BALANCE SHEETS
August 31, 2007 and February 28, 2007
(Unaudited)

	August 31,	February 28,
ASSETS	2007	2007

Current Assets
Cash and cash equivalents	$64,004	$27
Due from Zealous Holdings, Inc. – Note 3	275,100	-
Total Current Assets	339,104	27

Prepaid Deposit towards Investment – Note 4	177,500	-
Project Development Costs	452,855	452,855
Amortization - Project Development	(452,855)	(452,855)
Total Assets	$516,604	$27

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$61,807	$77,072
Accrued Rent	173,716	173,716
Accrued Compensation	341,464	444,638
Short Term Payables – Notes 5& 6	1,151,989	28,828
Notes Payable to Stockholders – Note 3	187,756	214,744
Total Current Liabilities	1,916,732	938,998
Long Term Liabilities	9,600	20,850
Total Liabilities	$1,926,332	$959,848
Stockholders’ Equity
Preferred stock
500,000shares authorized at $0.01 par value, none issued or outstanding
Common stock
50,000,000shares authorized at $0.001 par value, 45,831,444 and 40,491,444 shares issued and outstanding at August 31, 2007 and February 28, 2007, respectively	45,831	40,491
Additional paid-in capital	2,589,802	2,434,942
Retained Earnings	(3,435,254)	(3,435,254)
Net Income/ (Loss)	(610,107)	-
Total Stockholders’ Equity	(1,409,728)	(959,821)

Total Liabilities and Stockholders’ Equity	$516,604	$27

The accompanying notes are in integral part of these financial statements

ZEALOUS TRADING GROUP, INC.
(Formerly Atlantic Syndication Network, Inc.)
 CONDENSED STATEMENTS OF OPERATIONS
for the three months and six months ended August 31, 2007 and 2006
 (Unaudited)

	Three months ended August 31,		Six months ended August 31,
	2007	2006	2007	2006
Revenues	$-	$8700	$-	$12,700-

Expenses:
Depreciation	-	3,352	-	6,704
General and administrative	37,183	70,765	84,794	174,892
Operating Income/ (Loss)	$(37,183)	$(65,417)	$(84,794)	$(168,896)

Other Income & Expenses:
Derivative Expense	$(497,129)		$(497,129)
Interest Expense	$(27,073)	$-	$(28,184)	$(57)

Net loss for the period	$(561,385)	$(65,417)	$(610,107)	$(168,953)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	45,831,444	33,200,000	44,831,444	33,200,000

The accompanying notes are in integral part of these financial statements

ZEALOUS TRADING GROUP, INC.
(Formerly Atlantic Syndication Network, Inc.)
 STATEMENT OF STOCKHOLDERS’ EQUITY
for the period March 1, 2007 to August 31, 2007
(Unaudited)

	Common Stock
	Number Shares	Amount	Additional Paid In Capital	Shares To be Issued	Deficit Accumulated (Retained) Earnings	Total Stockholders Equity (Deficiency)

Balance, February 28, 2007	40,491,444	$40,491	$2,434,942	$-	$(3,435,254)	$(959,821)
Issuance of common stock – for services	1,340,000	1,340	38,860	-	-	40,200
Issuance of common stock – for repayment of loan	3,000,000	3,000	87,000			90,000
Net (loss) for the quarter ended May 31,2007	-	-	-	-	(48,722)	(48,722)

Balance, May 31, 2007	44,831,444	44,831	2,560,802	-	(3,483,976)	(878,343)
Issuance of common stock – for services	1,000,000	1,000	29,000		-	30,000
Net loss for the quarter ended August 31, 2007	-	-	-	-	(561,385)	(561,385)

Balance, August 31, 2007	45,831,444	$45,831	$2,589,802	-	(4,045,361)	(1,409,728)

The accompanying notes are in integral part of these financial statements

ZEALOUS TRADING GROUP, INC.
(Formerly Atlantic Syndication Network, Inc.)
STATEMENT OF CASH FLOWS
for the six months ended August 31, 2007 and 2006
(Unaudited)

	Six months ended August 31,
	2007	2006

Cash Flows from Operating Activities
Net loss for the period	(610,107)	$(168,953)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	-	6,704
Changes in working capital balances:
Due from Zealous Holdings	(275,100)	-
Current liabilities	387,984	(14,456)
Net cash used by operating activities	(497,223)	(176,705)

Cash Flows used in Investing Activities
Investments in Zealous Real Estate	(177,500)	-
Net cash used by investing activities	(177,500)	-

Cash Flows from Financing Activities
Proceeds from Issuance of common stock	160,200	106,140
Proceeds from Short Term Notes issued	578,500	-
Change in Long Term Liabilities	-	70,998
Net cash (used) provided by financing activities	738,700	177,138

Increase (decrease) in cash and cash equivalents	63,977	433

Cash and cash equivalents, beginning of the period	27	480

Cash and cash equivalents, end of the period	$64,004	$47

The Company expended $ 12,101 and $0 in cash for interest expense during the six months ended August 31, 2007 and August 31, 2006 respectively. The company did not expend any cash for income taxes for the six months ended August 31, 2007 and 2006. Stock issued in lieu of cash was $160,200 and $106,140 during the six months ended August 31, 2007 and August 31, 2006 respectively.

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
August 31, 2007
(Unaudited)

Note 1    Interim Reporting and Significant Accounting Policies

While the information presented in the accompanying interim six months condensed financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s February 28, 2007 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s February 28, 2006 annual financial statements. Certain amounts in the previous financial statements have been changed to conform with the presentation of the August 31, 2007 financial statements.

Operating results for the six months ended August 31, 2007 are not necessarily indicative of the results that can be expected for the year ending on February 28, 2008. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. For example, accounting for films and television programs requires the Company to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results

Basis of Presentation

These condensed financial statements include the accounts of the Company, Zealous Trading Group, Inc. (formerly Atlantic Syndication Network, Inc.) “the Company” and have been prepared and presented in accordance with the Generally Accepted Accounting Principles (“GAAP”).

Accounting for Films and Television Programs.   In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SoP 00-2”). SoP 00-2 establishes accounting standards for producers or distributors of films, including changes in revenue recognition, capitalization and amortization of costs of acquiring films and television programs and accounting for exploitation costs, including advertising and marketing expenses.

We capitalize costs of production and acquisition, including financing costs and production overhead, to investment in films and television programs. These costs are amortized to direct operating expenses in accordance with SoP 00-2. These costs are stated at the lower of unamortized films or television program costs or estimated fair

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
August 31, 2007
(Unaudited)

Note 1    Interim Reporting and Significant Accounting Policies (Continued)

value. These costs for an individual film or television program are amortized and participation and residual costs are accrued in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film or television program over a period not to exceed ten years from the date of initial release. For previously released film or television programs acquired as part of a library, ultimate revenue includes estimates over a period not to exceed twenty years from the date of acquisition.

The Company’s management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. The Company’s management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change. In the normal course of our business, some films and titles are more successful than anticipated and some are less successful. Accordingly, we update our estimates of ultimate revenue and participation costs based upon the actual results achieved or new information as to anticipated revenue performance such as (for home video revenues) initial orders and demand from retail stores when it becomes available. An increase in the ultimate revenue will generally result in a lower amortization rate while a decrease in the ultimate revenue will generally result in a higher amortization rate and periodically results in an impairment requiring a write down of the film cost to the title’s fair value. These write downs are included in amortization expense within direct operating expenses in our consolidated statements of operations.

Revenue Recognition.   Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of videocassettes and DVDs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title.

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
August 31, 2007
(Unaudited)

Note 1    Interim Reporting and Significant Accounting Policies (continued)

Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.

Reserves.   Revenues are recorded net of estimated returns and other allowances. We estimate reserves for video returns based on previous returns and our estimated expected future returns related to current period sales on a title-by-title basis in each of the video businesses. Factors affecting actual returns include limited retail shelf space at various times of the year, success of advertising or other sales promotions, the near term release of competing titles, among other factors. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future.

We estimate provisions for accounts receivable based on historical experience and relevant facts and information regarding the collectability of the accounts receivable. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for our larger customers and an analysis of the length of time receivables have been past due. The financial condition of a given customer and its ability to pay may change over time and could result in an increase or decrease to our allowance for doubtful accounts, which, when the impact of such change is material, is disclosed in our discussion on direct operating expenses elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cash and Cash Equivalents

The Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

Goodwill and Intangible Assets

The Company has adopted the provisions of the FAS No. 142, “Goodwill and Intangible Assets”.  Under FAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment.  The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed.

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
August 31, 2007
(Unaudited)

Note 1    Interim Reporting and Significant Accounting Policies (continued)

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS 123R “Share-Based Payment”, a revision to FAS 123.  FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions.  FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions.  For small business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005.  Early adoption is permitted in periods in which financial statements have not yet been issued.  The Company adopted FAS 123R on  March 2, 2005 when the Company adopted a 2005 Non-Qualified Stock & Stock Option Plan for issuance of common stock and options to employees and consultants of the Company, and registered 3,100,000 shares underlying the Stock Plan on a Form S-8 Registration Statement.

Derivative Instruments

Pursuant to Emerging Issues Task Force (“EITF”) Number 00-19 (Accounting for Derivative Instruments Indexed to and Potentially Settled in a Company’s own Stock), the Company accounts for the conversion feature in notes payable issued with an option to convert the notes into the Company’s common stock and with warrants attached to such notes issued as a derivative instrument subject to Statement of Financial Accounting Standards (“SFAS”) Number 133 (Accounting for Derivative Instruments and Hedging Activities). Pursuant to SFAS Number 133 such embedded instruments are to be accounted for using fair value and bifurcated from the host instrument.

Income Taxes

The Company accounts for income taxes by the asset and liability method.  Under this method, current income taxes are recognized for the estimated income taxes payable for the current year.  Future income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share".  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
August 31, 2007
(Unaudited)

Note 1    Interim Reporting and Significant Accounting Policies (continued)

Financial Instruments

The carrying values of cash, accounts payable and accrued liabilities and due to related parties approximate their fair value because of the short maturity of these instruments.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123(R).   In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic value method of accounting under APB No. 25. SFAS No. 123(R) requires accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments, to account for these types of transactions using a fair-value-based method. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) using the modified-prospective transition method. Under such transition method, compensation cost recognized in the three months ended June 30, 2007 and 2006 includes: (a)  compensation cost for all stock options granted prior to, but not yet vested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See note 12 for further discussion of the Company’s stock-based compensation in accordance with SFAS No. 123(R).

FASB Issued Interpretation No. 48.   On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN No. 48 on April 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $0.5 million that, if recognized, would affect the effective tax rate. The Company expects it is reasonably possible that the unrecognized tax benefits will decrease by $0.5 million within 12 months of this reporting date due to the resolution of audits.

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
August 31, 2007
(Unaudited)

Note 1    Interim Reporting and Significant Accounting Policies (continued)

Statement of Financial Accounting Standards No. 157.   In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company will be required to adopt the provisions on SFAS No. 157 on April 1, 2008. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 but does not believe that the adoption of SFAS No. 157 will materially impact its financial position, cash flows, or results of operations.

Statement of Financial Accounting Standards No. 159.   In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of SFAS No. 159.

Note 2    Nature and Continuance of Operations

Zealous Trading Group, Inc. (“the Company”) was originally incorporated under the laws of the state of Nevada on September 25, 1978 as Casino Consultants, Inc. Prior to September 1992 the company was non- operating. On September 15, 1992 the company entered into an Agreement and Plan of Reorganization with Ad Show Network, Inc., a Nevada corporation, whereby the company would acquire the assets of Ad Show Network, Inc., subject to liabilities, for shares of common stock in the company. On September 15, 1992, prior to completion of the asset purchase Casino Consultants, Inc. changed its name to A.S. Network, Inc. On October 14, 1992, Casino Consultants, Inc. (A.S.Network, Inc.) filed an Amendment to its Articles of Incorporation changing the corporate name to Ad Show Network, Inc. On August 17, 1995, the Company filed an amendment to the Articles of Incorporation changing the name to Atlantic Syndication Network, Inc. On October 5, 2007, the Company filed an amendment to the Articles of Incorporation changing the name to Zealous Trading Group, Inc.

The asset purchase was accounted for as a tax free reorganization under Section 368(a)(i)(c) of the Internal Revenue Code of 1986, as amended. As a result, the acquiring Company, Casino Consultants, Inc. purchased 100% of the net assets of Ad Show Network (valued at $690,975) and transferred 4,500,000 shares of its common stock in exchange for these assets.

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
August 31, 2007
(Unaudited)

Note 2    Nature and Continuance of Operations (continued)

The Company’s share capital is comprised of authorized common stock of 50,000,000 shares at $0.001 par value with 45,831,444 common shares issued and outstanding as at August 31, 2007 and preferred stock of 500,000 shares at $0.01 par value with none of the preferred shares issued and outstanding as at August 31, 2007. The preferred shares may be issued in one or more series with terms at the discretion of the Board of Directors. The common shareholders have a right to one vote per share held.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At August 31, 2007, the Company has not yet achieved profitable operations, has insufficient working capital to fund ongoing operations for the next fiscal year, has accumulated losses of $4,045,361 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 3    Related Party Transactions

During the quarter ended August 31, 2007, the Company issued 1,000,000 restricted shares of its common stock at $0.03 to the Company’s CEO Mr. Milton “Todd” Ault for procuring his services as the new Chief Executive Officer of the Company and recorded an expense of $30,000.

Since Mr. Ault is the Chairman and CEO of Zealous Holdings Inc. and the President and CEO of the Company, he is a related person as defined in Item 404 of Regulation SB. Mr. Ault holds 2,097,656 shares of common stock in Zealous. Upon the consummation of  the proposed merger (the "Merger") between the ASNI-II, a wholly owned subsidiary of the Company, and Zealous Holdings, Inc., ("Zealous") as previously disclosed by the Company on Form 8-K on July 17, 2007, Mr. Ault will hold approximately 171,022 shares of preferred stock of the Company which will be convertible into 155,046,878 shares of common stock of the Company, or approximately 31% of the outstanding common stock of the Company after completion of the Merger. Mr. Ault will hold 156,046,878 shares upon vesting of 1,000,000 of common stock of the Company granted in connection with his retention as President and Chief Executive Officer. The Merger is valued at approximately $11,145,000, of which approximately $2,145,000 is long term debt of Zealous that will be assumed by the Company. Based on his holdings of Zealous' common stock, Mr. Ault's financial interest in the transaction is approximately $3,562,000. Mr. Ault will not be responsible for any matters related to the approval of Merger on behalf of the Company. He will however retain all responsibilities as CEO and Chairman of Zealous, including those with respect to Merger.

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
August 31, 2007
(Unaudited)

Note 3    Related Party Transactions (continued)

The Company also has a note receivable for $275,100 from Zealous Holdings Inc. that is receivable on demand and carries an interest rate of 8% per annum.

Notes payable to stockholders consist of advances of $187,756 from the Company’s Executive Vice President and Chairman of the Board, Mt Kent Wyatt Sr. which are unsecured, carry an interest rate of 10% per annum and are without specific terms for repayment. The Company repaid $90,000 of these advances during the six months ended August 31, 2007 in common stock issued at $0.03 per share.  During the quarter ended August 31, 2007 the Company repaid $32,750 of these advances in cash.

Note 4    Prepaid Deposit towards Investment

During the quarter ended August 31, 2007, the Company made a prepaid deposit of $177,500 towards an investment in a limited partnership interest in Zealous Real Estate Partners, LLC. The investment reflects approximately a 10% ownership interest in the limited liability company.  Although we have not yet signed a binding agreement, the Company does acknowledge constructive signature regarding the investment. Zealous Real Estate Partners is a limited liability company where Zealous Asset management is the managing member. Zealous Asset Management, LLC is a subsidiary of Zealous Holdings, Inc. Zealous Asset Management has come to an agreement in principal to sell the limited liability company to Cold Spring Advisors, LLC. Zealous Asset Management, LLC will retain an  LLC interest of between 20 and 30%. At the time of the press release in late July 2007, the Company planned to be a diversified holding company.

Note 5    Short Term Payables

As at August 31, 2007 the company has short term payables of $1,151,989. This includes interest payable of $21,385, current portion of outstanding debt of $31,392 and short term notes issued by the company during the quarter ended August 31, 2007 for $23,500 at an interest rate of 12% and short term convertible notes of $562,500 which bear an interest rate of 15% and are convertible on demand after three months at 2 cents per share (please refer Note 7 below). The Company recorded a discount on Notes payable for $176,917 and a derivative liability of $690,129.

Note 6    Notes Payable and Derivative Instruments

During the quarter ended August 31, 2007, the Company issued various notes payable amounting to $578,500 with a maturity of one year. Included in these issuances were notes payable amounting to $562,500 which included an option to convert the notes to common stock at a conversion price of $0.02. Along with these convertible notes the Company issued warrants for 6,953,125 of common stock with a five year life convertible at $0.02 and warrants for 4,427,083 of common stock convertible at $0.03 with a five year life exercisable one year from the note date as long as the holder did not demand payment prior to the maturity date.

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
August 31, 2007
(Unaudited)

Note 6    Notes Payable and Derivative Instruments (continued)

Pursuant to Emerging Issues Task Force (“EITF”) Number 00-19 (Accounting for Derivative Instruments Indexed to and Potentially Settled in a Company’s own Stock), the Company has determined that the conversion feature in the notes payable is a derivative instrument subject to Statement of Financial Accounting Standards (“SFAS”) Number 133 (Accounting for Derivative Instruments and Hedging Activities). Pursuant to SFAS Number 133 such embedded instruments are to be accounted for using fair value and bifurcated from the host instrument.

As the result of such treatment the Company recorded a derivative expense of $497,129 and recorded a liability of $690,129 to record the derivative activity in the quarter.

Note 7    Stock Options

The Company uses the Fair Value Method in accordance with SFAS 123R for accounting of stock based compensation.

In May 1999, the Company adopted a stock warrant plan expiring February 28, 2009, providing for two previous members of the board of directors to receive 325,000 stock warrants at an exercise price of $.25 per share. None of these warrants have been exercised to date.

On March 2, 2005, the Company adopted a 2005 Non-Qualified Stock & Stock Option Plan for issuance of common stock and options to employees and consultants of the company, and registered 3,100,000 shares underlying the Stock Plan on a Form S-8 Registration Statement. 1,100,000 shares were issued out of this plan for consulting, legal and service agreements during the year ended on February 28, 2007. These remain outstanding as on August 31, 2007.

Note 8    Income Taxes

The Company has accumulated operating losses available to carry forward of $4,045,361, which will expire in the year 2027.  The tax benefit of approximately $1,213,608 resulting from the loss carry forward has been offset by a valuation reserve because the losses are unlikely to be realized.

Note 9    Subsequent Events

On September 28, 2007, the Company filed Articles of Merger with the Secretary of State of the State of Nevada providing that Zealous Trading Group, Inc., a Nevada corporation and wholly owned subsidiary of the Company, will be merged with and into the Company effective on October 5, 2007. On the effective date of the merger the Company will change its name to Zealous Trading Group, Inc. The transaction was approved by the Board of Directors of the Company as permitted under the Nevada Revised Statues.

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
August 31, 2007
(Unaudited)

Note 9    Subsequent Events (continued)

Capital Raise

On October 1st, the Company closed a financing transaction with accredited investors in which it sold $747,500 of 15% Convertible Notes (the  “Notes”), maturing at various times one year from the dates of issuance, convertible into 37,375,000 shares of Common Stock with a conversion price of $.02 per share and warrants convertible into 8,109,375 shares of Common Stock at an exercise price of $.02 per share (the $.02 Warrant”) and warrants convertible into 5,406,250 shares of Common Stock at $.03 per share (the “$.03 Warrant”). The conversion price and exercise price is subject to adjustments in the event of stock dividends, splits, subdivisions, reclassifications and the like.  A portion of the proceeds, an amount totaling $562,500, was received by the company during the quarter ended August 31st, 2007.

The Notes may not be converted, and the Warrants may not be exercised, until a majority of the Company’s stockholders approve an amendment (the “Amendment”) to the Articles of Incorporation of the Company to increase the number of authorized shares to 1,500,000,000 shares and the Amendment is filed and accepted by the Secretary of State of the State of Nevada (the “Authorized Share Approval”).  In addition, the $.03 Warrant will immediately expire in the event that the holder of the Note demands payment at any time prior to the one year maturity date. The $.02 Warrants will terminate five years from the date of issuance.  The $.03 Warrant may not be exercised for one year after it is issued and shall terminate six years from the date of issuance.

The interest on the Notes may be paid at the option of the Company in shares of Common Stock. The holders of the Notes may convert their note at any time after the date of the Authorized Share Approval.  The shares issuable upon exercise of the Warrants are subject to piggyback registration rights subject to certain limitations.

The foregoing securities were issued in reliance upon an exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Additional Capital Raise

On October 19, 2007, Zealous Trading Group, Inc. (aka Atlantic Syndication Network, Inc.) (the “Company”) closed a financing transaction with accredited investors in which it sold $4,275,000 of 5% Senior Secured Convertible Debenture Due October 17, 2008 (the “Debentures”) convertible into 213,750,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) with a conversion price of $.02 per share and warrants convertible into 71,250,000 shares of Common Stock at an exercise price of $.03 per share. The conversion price and exercise price is subject to adjustments in the event that Company sells Common Stock, or securities convertible or exercisable into Common Stock, at a price below $.02 per share or in the event of stock dividend, splits, subdivisions, reclassifications and the like.

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
August 31, 2007
(Unaudited)

Note 9    Subsequent Events (continued)

The Debentures may not be converted, and the Warrants may not be exercised, until a majority of the Company’s stockholders approve an amendment (the “Amendment”) to the Articles of Incorporation of the Company to increase the number of authorized shares to 1,500,000,000 shares and the Amendment is filed and accepted by the Secretary of State of the State of Nevada (the “Authorized Share Approval”).  The Warrants will terminate five years from the date of issuance. The Debentures, including any interest thereon, may be converted in whole or in part (i) by the holders at any time after the date of the Authorized Share Approval or (ii) by the Company, at any time after the effective date of the Merger (as defined below).

The Debentures are subject to events of default, including, without limitation, the failure of the Company to pay interest and principal when due, and the occurrence of certain bankruptcy events. The Company is subject to covenants and negative covenants as to the conduct of its business for so long as the obligations under the Debentures are not fully discharged.

The payment obligations of the Debentures are guaranteed by Zealous Holdings, Inc., a Delaware corporation (“Zealous”) and secured by all of the assets of the Company, ASNII II, Inc. (“ASNI-II”), a Delaware corporation and wholly owned subsidiary of the Company and all of the assets of Zealous, except for any interest in the common stock of any of Zealous’ subsidiaries.  In addition, the liabilities and payment obligations under the Debentures and Security Agreement are guaranteed by Zealous. Milton C. Ault, III, the Chief Executive Officer of each of the Company and Zealous has pledged all of his capital stock in Zealous as security for the payment obligations of the Debentures.

As soon as practicable, but in no event later than February 15, 2008, the Company has agreed to make the necessary filing with the Securities Exchange Commission as required to obtain stockholder approval.  Shortly after the applicable waiting period or upon comment period, and subject to the closing conditions in the Securities Purchase Agreement between the Company and the purchasers, the Company expects the merger (the “Merger”) among the Company, ASNI-II and Zealous to be effective (the “Effective Date”).  The Company first reported Merger on Form 8-K filed July 17, 2007.

Within 30 days (the “Filing Date”) of the Effective Date, the Company has agreed to file such number of registration statements (each a “Registration Statement”) with the Commission in order to register (i) all of the shares of Common Stock issuable upon the conversion of all of the Notes and exercises of all of the Warrants, (ii) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Debentures or the Warrants  or (iii) any securities issuable upon any stock split, dividend or other distribution,  recapitalization or similar event (the “Registerable Securities”). The Company will file as soon as practicable additional Registration Statements to register any of the Registerable Securities that are not registered in the initial Registration Statement.  The Company has agreed to use its best efforts to cause the initial Registration Statement to become effective after the initial Filing Date but in no event later than the 90th calendar day following the Filing Date or, in the event of a “full review” by the Commission, the 120th calendar day following the Filing Date. The Company has agreed to cause any additional Registration Statements which may be required to be filed to become effective before the 90th calendar day following the date on which an additional Registration Statement is required to be filed.  In the event that a Registration Statement is not timely filed or effective for any Registrable Securities excluding any Warrants or shares issuable under the Warrants, then the Company is subject to liquidated damages payable in cash equal to 1.5% of the purchase price of the Debentures per month, up to a maximum amount of 18%.

The foregoing securities were issued in reliance upon an exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

This report includes certain forward-looking statements. Forward-looking statements are statements that predict the occurrence of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. We have written the forward-looking statements specified in the following information on the basis of assumptions we consider to be reasonable. However, we cannot predict our future operating results. Any representation, guarantee, or warranty should not be inferred from those forward-looking statements.

The assumptions we used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty in economic, legislative, industry, and other circumstances. As a result, judgment must be exercised in the identification and interpretation of data and other information and in their use in developing and selecting assumptions from and among reasonable alternatives. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results. Accordingly we express no opinion on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate. We assume no obligation to update any such forward-looking statements.

OVERVIEW

We were originally incorporated under the laws of the state of Nevada on September 25, 1978 as Casino Consultants, Inc. Prior to September 1992, we had no operations. On September 15, 1992, we entered into an Agreement and Plan of Reorganization with Ad Show Network, Inc., a Nevada corporation, whereby we acquired the assets of Ad Show Network, Inc., subject to liabilities, for shares of our common stock. On September 15, 1992, we changed our name to A.S. Network, Inc.  On October 14, 1992, we changed our name to Ad Show Network, Inc. On August 17, 1995, we changed our name to Atlantic Syndication Network, Inc.

On July 16, 2007, we entered into an Agreement and Plan of Merger with our wholly-owned subsidiary, ASNI II, INC., a Delaware corporation (“ASNI-II”) and Zealous Holdings, Inc., a Delaware corporation (“Zealous”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Zealous will merge with and into ASNI-II, with ASNI-II as the surviving corporation of the merger (the “Merger”). As a result of the Merger, Zealous will become our wholly-owned subsidiary, through which our operations will be conducted. On October 5, 2007, we filed an amendment to the Articles of Incorporation changing our name to Zealous Trading Group, Inc.

Each outstanding share of Zealous’ common stock and preferred stock will receive 0.081530 shares of a newly issued class of our preferred stock (the “Convertible Preferred Stock”) which is convertible at the option of the holder into 906.6 shares of our common stock. The Convertible Preferred Stock will grant the holders the right to vote each share of Cumulative Preferred Stock on any matter taken before our shareholders as a single class. The Cumulative Preferred Stock has voting rights which grant a holder of Cumulative Preferred Stock the right to vote 10 times the number of shares of Common Stock that is convertible from the Cumulative Preferred Stock.

Our Board of Directors unanimously approved the Merger Agreement and the transactions contemplated thereby.

We have made customary representations and warranties and covenants in the Merger Agreement, including regarding (i) the operation of our business and our subsidiaries prior to the closing and (ii) obtaining shareholder approval for amendments to our Articles of Incorporation that are a condition precedent to the completion of the Merger. The consummation of the Merger is also subject to completion by Zealous of its audited financial statements and other customary closing conditions. Our obligation to consummate the Merger is not conditioned on any financing.

The following conditions must be met prior to closing the Merger: (i) increasing the number of authorized shares of our common stock from 50,000,000 to 100,000,000 shares, (ii) increasing the authorized shares of our preferred stock from 500,000 to 1,000,000 shares and granting our Board of Directors the power to issue blank check preferred stock, (iii) authorizing a Series of Preferred Stock granting the holders the right to vote each share of Preferred Common Stock as if it were converted to ten shares of Common Stock, and (iv) a 12:1 reverse split of our common stock issued and outstanding.

Pursuant to the terms of the Merger Agreement, we are subject to a “no-shop” provision, which restricts our ability to, among other things, solicit, discuss or negotiate alternative acquisition proposals. We are subject to a break up fee of $1,000,000 in the event we are in breach of the no-shop provision.

The foregoing summary of the Merger Agreement, and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which has been previously filed.

Voting Agreements

Concurrently with the execution of the Merger Agreement, Mr. Kent G. Wyatt, Sr., our then-President and Chief Executive Officer, and a current member of our Board of Directors and his wife, Sarah Wyatt, a member of the Board, entered into separate voting agreements (the “Voting Agreements”) with Zealous and us. Mr. and Mrs. Wyatt own an aggregate of approximately 51% of the outstanding adjusted shares of our common stock. Mr. Michael Edwards and Glenn Schlosser, members of the Board, will also execute a form of the Voting Agreements prior to the consummation of the Merger. They hold approximately 3% of the outstanding adjusted shares of our common stock.

Under the terms of the Voting Agreements, Mr. and Mrs. Wyatt agreed, until the earlier to occur of the date (A) the Merger Agreement becomes effective or (b) the Merger Agreement terminates in accordance with its terms, to vote all securities of our company owned by them: (A) in favor of (i) increasing the number of authorized shares of our common stock from 50,000,000 to 100,000,000 shares, (ii) increasing the authorized shares of our preferred stock from 500,000 to 1,000,000 shares and granting our Board of Directors the power to issue blank check preferred stock, (iii) authorizing a Series of Preferred Stock granting the holders the right to vote each share of Preferred Common Stock as if it were converted to ten shares of Common Stock, (iv) a 12:1 reverse split of our common stock issued and outstanding.(v) the appointment of Marcum & Kliegman LLP as our independent certified public accountants for the year ending December 31, 2007 (vi) changing our State of incorporation to Delaware (vii) such other changes to our Articles of Incorporation and/or By-Laws that we deem reasonably necessary to accomplish the Merger and (viii) any other actions presented to holders of shares of our capital stock that would reasonably be expected to facilitate the Merger Agreement, the issuance of the Preferred Stock, the Merger and the other actions and transactions contemplated by the Merger Agreement; and  (B) against approval of any proposal made in opposition to the Merger Agreement or consummation of the Merger and the other transactions contemplated by the Merger Agreement.

Plan of Operations

Our immediate focus is the completion of the merger with Zealous.  Moving forward, we will devote our resources to the development of Zealous Alternative Trading System (ZATS), an electronic marketplace designed to provide an integrated electronic platform for the global trading of alternative assets.

The ZATS system has been tested and used successfully for over 18 months with a major NYSE financial institution, trading a single stock under Rule 144a.  Now, ZATS has rolled out to a limited number of users, the ability to trade restricted stock and illiquid securities of approximately 400 public and private company securities on a negotiated basis.

The next generation of ZATS, now under development, is expected to offer an integrated electronic platform for the trading of alternative assets globally. The intention is to provide an infrastructure on which to optimize investment and trading strategies for participants.

We hope that the ZATS will create an open trading platform with fully automated documentation, escrow, transfer and settlement support for the primary offering and secondary trading market for: PIPE offerings (private investment in public equity); warrants; domestic and international private equity offerings; rule 144a equity securities; restricted stock of public companies; block sales of thinly traded non-NMS registered stock; limited partnership offerings and secondary LP interests; structured equity and debt products; and emerging markets illiquid bond, loans and equity.

Our goal is the have the ZATS bring together buyers and sellers together seamlessly and anonymously creating a more liquid, fluid centralized marketplace. Users we intend to target include: hedge funds; domestic and foreign Broker-Dealers, registered investment advisors; domestic and foreign issuers; accredited individuals; family offices; mutual funds; attorneys and accountants; corporate insiders; affiliates; minority stakeholders; private equity and venture capital funds; real estate syndicates; third party marketers.

Results of Operations for three months ended August 31, 2007 compared to three months ended August 31, 2006.

We generated $0 in revenues for the three months ended August 31, 2007 compared to $8,700 in revenues for the three months ended August 31, 2006. This is because no production activity was undertaken during the three months ended August 31, 2007. During the three months ended August 31, 2007 and August 31, 2006, we incurred operating expenses of $37,183 and $74,117, respectively, a decrease of $36,934 because of reduced operating activities. We incurred $27,073 in interest expense during the three months ended August 31, 2007 compared to $0 in interest expense during the three months ended August 31, 2006 because of increased borrowings and notes issued during the three months ended August 31, 2007. The net operating loss figures for the three months ended August 31, 2007 and 2006 were $37,183 and $65,417, respectively.

Results of Operations for six months ended August 31, 2007 compared to six months ended August 31, 2006.

We generated $0 in revenues for the six months ended August 31, 2007 compared to $12,700 in revenues for the six months ended August 31, 2006. This is because no production activity was undertaken during the six months ended August 31, 2007. During the six months ended August 31, 2007 and August 31, 2006, we incurred operating expenses of $84,794 and $181,596, respectively, a decrease of $96,802 for the six months ended August 31, 2007, as a result of reduced operating activities. We incurred $28,184 in interest expense during the six months ended August 31, 2007 compared to $57 in interest expense during the six months ended August 31, 2006 - an increase of $28,127 in interest expense because of increased borrowings during the six months ended August 31, 2007. The net operating loss for the six months ended August 31, 2007 and 2006 was $84,794 and $168,896, respectively.

Liquidity and Capital Resources

We had $64,004 in available cash balance as at August 31, 2007. The available cash balance as at August 31, 2006 was $27.  We had $275,100 receivable from Zealous Holdings, Inc. as at August 31, 2007. There were no receivables as at August 31, 2006.

During the three months ended August 31, 2007, we made a prepaid deposit of $177,500 towards an investment in a limited liability company, Zealous Real Estate Partners, LLC. The investment reflects approximately a 10% ownership interest in the limited liability company. Although we have not yet signed a binding agreement, we expect to finalize the documents shortly. Zealous Asset Management, LLC, the managing member of Zealous Real Estate Partners, is a subsidiary of Zealous Holdings, Inc. Zealous Asset Management has come to an agreement in principal to sell the limited liability company to Cold Spring Advisors, LLC. Zealous Asset Management, LLC will retain an LLC interest of between 20 and 30%.

Current liabilities of $1,916,732 as at August 31, 2007 consisted of accounts payables of $61,807, accrued rent of $173,716, accrued compensation of $341,464, short term loans payables of $1,151,989 and notes due to stockholders for $187,756. Although the note has been due no demand for payment has been made by the stockholders as of August 31, 2007. There was an increase of $1,059,221 in current liabilities during the three months ended August 31, 2007.

We expect significant capital expenditures during the next 12 months for the development of the ZATS trading platform, overhead and working capital purposes. We have sufficient funds to conduct our operations for the next six months, but not enough to fully really realize our trading platform development goals for the next 12 months. We will therefore be required to seek additional financing.  There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all.

By adjusting our operations to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits.  However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

We will still need additional investments in order to continue operations until we are able to achieve positive operating cash flow. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

To date, we have generated minimal revenues and have incurred operating losses in every quarter.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Capital Raise

On October 1, 2007, we closed a financing transaction with accredited investors in which we sold $747,500 of 15% Convertible Notes (the  “Notes”), maturing one year from the dates of issuance, convertible into 37,375,000 shares of our common stock with a conversion price of $.02 per share and warrants exercisable into 8,109,375 shares of our common stock at an exercise price of $.02 per share (the $.02 Warrant”) and warrants convertible into 5,406,250 shares of our common stock at $.03 per share (the “$.03 Warrant”). The conversion price and exercise prices are subject to adjustments in the event of stock dividends, splits, subdivisions, reclassifications and the like.  A portion of the proceeds, an amount totaling $562,500, we received during the quarter ended August 31, 2007.

The Notes may not be converted, and the Warrants may not be exercised, until a majority of our stockholders approve an amendment (the “Amendment”) to our Articles of Incorporation to increase the number of authorized shares to 1,500,000,000 shares and the Amendment is filed and accepted by the Secretary of State of the State of Nevada (the “Authorized Share Approval”).  In addition, the $.03 Warrant will immediately expire in the event that the holder of the Note demands payment at any time prior to the one year maturity date. The $.02 Warrants will terminate five years from the date of issuance.  The $.03 Warrant may not be exercised for one year after it is issued and shall terminate six years from the date of issuance.

The interest on the Notes may be paid at our option in shares of our common stock. The holders of the Notes may convert their note at any time after the date of the Authorized Share Approval.  The shares issuable upon exercise of the Warrants are subject to piggyback registration rights subject to certain limitations.

Additional Capital Raise

On October 19, 2007, we closed a financing transaction with accredited investors in which we sold $4,275,000 of 5% Senior Secured Convertible Debentures due October 17, 2008 (the “Debentures”) convertible into 213,750,000 shares of our common stock, par value $.001 per share (the “Common Stock”) with a conversion price of $.02 per share and warrants exercisable into 71,250,000 shares of Common Stock at an exercise price of $.03 per share. The conversion price and exercise price are subject to adjustments in the event that we sell Common Stock, or securities convertible or exercisable into Common Stock, at a price below $.02 per share or in the event of stock dividend, splits, subdivisions, reclassifications and the like.

The Debentures may not be converted, and the Warrants may not be exercised, until a majority of our stockholders approve an amendment (the “Amendment”) to our Articles of Incorporation to increase the number of authorized shares to 1,500,000,000 shares and the Amendment is filed and accepted by the Secretary of State of the State of Nevada (the “Authorized Share Approval”).  The Warrants will terminate five years from the date of issuance. The Debentures, including any interest thereon, may be converted in whole or in part (i) by the holders at any time after the date of the Authorized Share Approval or (ii) by us, at any time after the effective date of the Merger.

The Debentures are subject to events of default, including, without limitation, our failure to pay interest and principal when due, and the occurrence of certain bankruptcy events. We are subject to covenants and negative covenants as to the conduct of our business for so long as the obligations under the Debentures are not fully discharged.

The payment obligations of the Debentures are guaranteed by Zealous Holdings, Inc., a Delaware corporation (“Zealous”) and secured by all our assets and all of the assets of Zealous, except for any interest in the common stock of any of Zealous’ subsidiaries.  In addition, the liabilities and payment obligations under the Debentures and Security Agreement are guaranteed by Zealous. Milton C. Ault, III, our Chief Executive Officer, has pledged all of his capital stock in Zealous as security for the payment obligations of the Debentures.

As soon as practicable, but in no event later than February 15, 2008, we have agreed to make the necessary filing with the Securities Exchange Commission as required to obtain stockholder approval.  Shortly after the applicable waiting period or upon comment period, and subject to the closing conditions in the Securities Purchase Agreement between us and the purchasers, we expect the merger (the “Merger”) among us, ASNI-II and Zealous to be effective (the “Effective Date”).  We first reported the Merger on Form 8-K filed July 17, 2007.

Within 30 days (the “Filing Date”) of the Effective Date, we have agreed to file such number of registration statements (each a “Registration Statement”) with the Commission in order to register (i) all of the shares of Common Stock issuable upon the conversion of all of the Notes and exercises of all of the Warrants, (ii) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Debentures or the Warrants  or (iii) any securities issuable upon any stock split, dividend or other distribution,  recapitalization or similar event (the “Registerable Securities”). We will file as soon as practicable additional Registration Statements to register any of the Registerable Securities that are not registered in the initial Registration Statement.  We have agreed to use our best efforts to cause the initial Registration Statement to become effective after the initial Filing Date but in no event later than the 90th calendar day following the Filing Date or, in the event of a “full review” by the Commission, the 120th calendar day following the Filing Date. We have agreed to cause any additional Registration Statements which may be required to be filed to become effective before the 90th calendar day following the date on which an additional Registration Statement is required to be filed.  In the event that a Registration Statement is not timely filed or effective for any Registrable Securities excluding any Warrants or shares issuable under the Warrants, then we are subject to liquidated damages payable in cash equal to 1.5% of the purchase price of the Debentures per month, up to a maximum amount of 18%.

Critical Accounting Policies

Basis of Presentation

Our condensed financial statements include our accounts and have been prepared and presented in accordance with the Generally Accepted Accounting Principles (“GAAP”).

Accounting for Films and Television Programs.   In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SoP 00-2”). SoP 00-2 establishes accounting standards for producers or distributors of films, including changes in revenue recognition, capitalization and amortization of costs of acquiring films and television programs and accounting for exploitation costs, including advertising and marketing expenses.

We capitalize costs of production and acquisition, including financing costs and production overhead, to investment in films and television programs. These costs are amortized to direct operating expenses in accordance with SoP 00-2. These costs are stated at the lower of unamortized films or television program costs or estimated fair value. These costs for an individual film or television program are amortized and participation and residual costs are accrued in the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film or television program over a period not to exceed ten years from the date of initial release. For previously released film or television programs acquired as part of a library, ultimate revenue includes estimates over a period not to exceed twenty years from the date of acquisition.

The Company’s management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value. The Company’s management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change. In the normal course of our business, some films and titles are more successful than anticipated and some are less successful. Accordingly, we update our estimates of ultimate revenue and participation costs based upon the actual results achieved or new information as to anticipated revenue performance such as (for home video revenues) initial orders and demand from retail stores when it becomes available. An increase in the ultimate revenue will generally result in a lower amortization rate while a decrease in the ultimate revenue will generally result in a higher amortization rate and periodically results in an impairment requiring a write down of the film cost to the title’s fair value. These write downs are included in amortization expense within direct operating expenses in our consolidated statements of operations.

Revenue Recognition.   Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of videocassettes and DVDs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenues from television licensing are recognized when the feature film or television program is available to the licensee for telecast. For television licenses that include separate availability “windows” during the license period, revenue is allocated over the “windows.” Revenue from sales to international territories are recognized when access to the feature film or television program has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film or television program has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title.

Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.

Reserves.   Revenues are recorded net of estimated returns and other allowances. We estimate reserves for video returns based on previous returns and our estimated expected future returns related to current period sales on a title-by-title basis in each of the video businesses. Factors affecting actual returns include limited retail shelf space at various times of the year, success of advertising or other sales promotions, the near term release of competing titles, among other factors. We believe that our estimates have been materially accurate in the past; however, due to the judgment involved in establishing reserves, we may have adjustments to our historical estimates in the future.

We estimate provisions for accounts receivable based on historical experience and relevant facts and information regarding the collectability of the accounts receivable. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for our larger customers and an analysis of the length of time receivables have been past due. The financial condition of a given customer and its ability to pay may change over time and could result in an increase or decrease to our allowance for doubtful accounts, which, when the impact of such change is material, is disclosed in our discussion on direct operating expenses elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cash and Cash Equivalents

We consider all investments purchased with a maturity of three months or less to be cash equivalents.

Goodwill and Intangible Assets

We have adopted the provisions of the FAS No. 142, “Goodwill and Intangible Assets”.  Under FAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment.  The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to our book value or the reporting unit to which the goodwill can be attributed.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS 123R “Share-Based Payment”, a revision to FAS 123.  FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions.  FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions.  For small business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005.  Early adoption is permitted in periods in which financial statements have not yet been issued.  We adopted FAS 123R on  March 2, 2005 when we adopted a 2005 Non-Qualified Stock & Stock Option Plan for issuance of common stock and options to employees and consultants of the company, and registered 3,100,000 shares underlying the Stock Plan on a Form S-8 Registration Statement.

Derivative Instruments

Pursuant to Emerging Issues Task Force (“EITF”) Number 00-19 (Accounting for Derivative Instruments Indexed to and Potentially Settled in a Company’s own Stock), we account for the conversion feature in notes payable issued with an option to convert the notes into our common stock and with warrants attached to such notes issued as a derivative instrument subject to Statement of Financial Accounting Standards (“SFAS”) Number 133 (Accounting for Derivative Instruments and Hedging Activities). Pursuant to SFAS Number 133 such embedded instruments are to be accounted for using fair value and bifurcated from the host instrument.

Income Taxes

We account for income taxes by the asset and liability method.  Under this method, current income taxes are recognized for the estimated income taxes payable for the current year.  Future income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Basic and Diluted Loss Per Share

WE compute net loss per share in accordance with SFAS No. 128, "Earnings Per Share".  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Financial Instruments

The carrying values of cash, accounts payable and accrued liabilities and due to related parties approximate their fair value because of the short maturity of these instruments.  It is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

ITEM 3.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of August 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed at a reasonable assurance level nor are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The evaluation by our chief executive officer and chief financial officer identified the following material weaknesses in our internal control over financial reporting:

•	An ineffective control environment resulting from the lack of effective oversight and active participation by our Board of Directors in the establishment of required internal controls;
•	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;
•	Lack of sufficient knowledge and experience among our internal accounting personnel regarding application of US GAAP and SEC requirements;
•	Insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters;
•	Failure to maintain effective controls over our quarterly and year end financial closing process and our inability to produce accurate and timely financial statements; and
•	Failure to perform timely reviews and reconciliations of general ledger account balances.

(b) Changes in internal control over financial reporting.

We  regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

As a result of the material weaknesses and deficiencies disclosed above, we instituted the following changes in our internal control over financial reporting during and after the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•
We hired a PCOAB audit consultant to establish written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

•	We hired a new controller with the required experience and knowledge of US GAAP and SEC requirements;
•	The new controller will perform timely reviews and reconciliations of general ledger account balances;
•	We have established procedures to maintain effective controls over our quarterly and year end financial closing process and to produce accurate and timely financial statements; and
•	We are in the process of establishing an audit committee to review and monitor internal controls.

We expect that these changes will adequately address the material weaknesses in our internal control over financial reporting, but we will not be sure until an evaluation is done at the end of our next fiscal quarter.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2007, we sold $562,500 principal amount of 15% Convertible Notes (the “Notes”) to four accredited investors.  The Notes bear interest at the rate of 15% per annum and mature one year from the date of issuance.  Upon the request of the Payee, at any time prior August 31, 2008, the Notes may be converted, in whole but not in part, into that number of fully-paid and non-assessable shares of our common stock equal to the amount of the then outstanding principal and accrued interest under this Note, divided by $.02 per share

The sale of the Notes was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

           None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEALOUS TRADING GROUP, INC.

Date: October 22, 2007	By:	/s/ MILTON C. AULT, III
Milton C. Ault, III
Chief Executive Officer (Principal Executive Officer)

Date: October 22, 2007	By:	/s/ GLENN SCHLOSSER
Glenn Schlosser
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)