Form 10QSB/A
period 2007-08-31
Zealous Trading Group, Inc.
filed 2008-01-22
CIK 1085129

United States
Securities And Exchange Commission

Washington, D.C. 20549

Form 10-QSB/A

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
Quarterly Report on Form 10-QSB/A for the
Quarterly Period Ended on August 31, 2007

ZEALOUS TRADING GROUP, INC.
(Formerly Atlantic Syndication Network, Inc.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2007
( Unaudited )

Part I: Financial Information

Item 1.    Financial Statements

ZEALOUS TRADING GROUP, INC.
(Formerly Atlantic Syndication Network, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
August 31, 2007 and February 28, 2007

	August 31,	February 28,
	2007	2007
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$64,004	$27
Due from Zealous Holdings, Inc. – Note 3	275,100	-
Total Current Assets	339,104	27

Prepaid Deposit towards Investment – Note 4	177,500	-
Project Development Costs	452,855	452,855
Amortization - Project Development	(452,855)	(452,855)
Total Assets	$516,604	$27

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$61,807	$77,072
Accrued Rent	173,716	173,716
Accrued Compensation	341,464	444,638
Short Term Payables – Notes 5& 6	2,061,986	28,828
Notes Payable to Stockholders – Note 3	187,756	214,744
Total Current Liabilities	2,826,729	938,998
Long Term Liabilities	9,600	20,850
Total Liabilities	$2,836,329	$959,848
Stockholders’ Deficiency
Preferred stock
500,000 shares authorized at $0.01 par value, none issued or outstanding
Common stock
50,000,000 shares authorized at $0.001 par value, 45,831,444 and 40,491,444 shares issued and outstanding at August 31, 2007 and February 28, 2007, respectively	45,831	40,491
Additional paid-in capital	2,569,702	2,434,942
Accumulated Deficit	(4,935,258)	(3,435,254)

Total Stockholders’ Deficiency	(2,319,725)	(959,821)

Total Liabilities and Stockholders’ Deficiency	$516,604	$27

The accompanying notes are in integral part of these financial statements

ZEALOUS TRADING GROUP, INC.
(Formerly Atlantic Syndication Network, Inc.)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended August 31, 2007 and 2006
 ( Unaudited )

	Three months ended August 31,		Six months ended August 31,
	2007	2006	2007	2006
Revenues	$-	$8700	$-	$12,700-

Expenses:
Depreciation	-	3,352	-	6,704
General and administrative	17,083	70,765	64,694	174,892
Loss from Operations	$(17,083)	$(65,417)	$(64,694)	$(168,896)

Other Expenses:
Change in Derivative Expense	$(787,114)		$(787,114)
Interest Expense	$(647,085)	$-	$(648,196)	$(57)

Net loss for the period	$(1,451,282)	$(65,417)	$(1,500,004)	$(168,953)

Basic and diluted loss per share	$(0.03)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding – Basic and Diluted	45,164,777	33,558,111	42,828,111	33,101,777

The accompanying notes are in integral part of these financial statements

ZEALOUS TRADING GROUP, INC.
(Formerly Atlantic Syndication Network, Inc.)
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended August 31, 2007
( Unaudited )

	Common Stock
	Number Shares	Amount	Additional Paid In Capital	Deficit Accumulated (Retained) Earnings		Total Stockholders Equity (Deficiency)

Balance, February 28, 2007	40,491,444	$40,491	$2,434,942	$	$(3,435,254)	$(959,821)
Issuance of common stock – for services	5,340,000	5,340	134,760		-	140,100
Net loss	-	-	-		(1,500,004)	(1,500,004)

Balance, August 31, 2007	45,831,444	$45,831	$2,569,702		$(4,935,258)	$(4,935,258)

The accompanying notes are in integral part of these financial statements

ZEALOUS TRADING GROUP, INC.
(Formerly Atlantic Syndication Network, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended August 31, 2007 and 2006
( Unaudited )

	Six months ended August 31,
	2007	2006

Cash Flows from Operating Activities
Net loss for the period	(1,500,004)	$(168,953)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	6,704
Stock based Compensation	140,100	106,140
Change in derivative liability	787,114	-
Changes in working capital balances:
Due from Zealous Holdings	(275,100)	-
Change in Current liabilities	503,367	55,676
Net cash used in operating activities	(344,523)	(433)

Cash Flows used in Investing Activities
Investments in Zealous Real Estate	(177,500)	-
Net cash used in investing activities	(177,500)	-

Cash Flows from Financing Activities
Proceeds from Short Term Notes issued	586,000	-
Net cash provided by financing activities	586,000	-

Increase in cash and cash equivalents	63,977	(433)

Cash and cash equivalents, beginning of the period	27	480

Cash and cash equivalents, end of the period	$64,004	$47

Supplemental Disclosure of Cash Flow information:
Interest Paid	$12,101	$-

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Condensed Consolidated Financial Statements
August 31, 2007
( Unaudited )

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

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. For example, accounting for films and television programs requires the Company to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results.

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
Notes to the Condensed Consolidated Financial Statements
August 31, 2007
( Unaudited )

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
Notes to the Condensed Consolidated Financial Statements
August 31, 2007
( Unaudited )

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
Notes to the Condensed Consolidated Financial Statements
August 31, 2007
( Unaudited )

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
Notes to the Condensed Consolidated Financial Statements
August 31, 2007
( Unaudited )

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

FASB Issued Interpretation No. 48.   On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting the provisions of FIN 48 but does not believe that its adoption will materially impact its financial position.

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Condensed Consolidated Financial Statements
August 31, 2007
( Unaudited )

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
Notes to the Condensed Consolidated Financial Statements
August 31, 2007
( Unaudited )

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At August 31, 2007, the Company has not yet achieved profitable operations, has insufficient working capital to fund ongoing operations for the next fiscal year, has accumulated losses of $4,935,258 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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
Notes to the Condensed Consolidated Financial Statements
August 31, 2007
( Unaudited )

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

Note 4    Prepaid Deposit towards Investment

During the quarter ended August 31, 2007, the Company made a prepaid deposit of $177,500 towards an investment in a limited partnership interest in Zealous Real Estate Partners, LLC. The investment reflects approximately a 10% ownership interest in the limited liability company.  Although we have not yet signed a binding agreement, the Company does acknowledge constructive signature regarding the investment. Zealous Real Estate Partners is a limited liability company where Zealous Asset management is the managing member. Zealous Asset Management, LLC is a subsidiary of Zealous Holdings, Inc. Zealous Asset Management has come to an agreement in principal to sell the limited liability company to Cold Spring Advisors, LLC. Zealous Asset Management, LLC will retain an  LLC interest of between 20% and 30%. At the time of the press release in late July 2007, the Company planned to be a diversified holding company.

Note 5    Short Term Payables

As at August 31, 2007 the company has short term payables of $2,061,968. This includes interest payable of $21,385, current portion of outstanding debt of $31,392 and short term notes issued by the company during the quarter ended August 31, 2007 for $23,500 at an interest rate of 12% and short term convertible notes of $562,500 which bear an interest rate of 15% and are convertible on demand after three months at 2 cents per share (please refer Note 7 below). The Company recorded a discount on Notes payable for $471,292 and a derivative liability of $1,894,501.

Note 6    Notes Payable and Derivative Instruments

During the quarter ended August 31, 2007, the Company issued various notes payable amounting to $586,000 with a maturity of one year. Included in these issuances were notes payable amounting to $562,500 which included an option to convert the notes to common stock at a conversion price of $0.02. Along with these convertible notes the Company issued warrants for 6,953,125 of common stock with a five year life convertible at $0.02 and warrants for 4,635,417 of common stock convertible at $0.03 with a five year life exercisable one year from the note date as long as the holder did not demand payment prior to the maturity date.

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Condensed Consolidated Financial Statements
August 31, 2007
( Unaudited )

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

As the result of such treatment the Company recorded a derivative expense as non-cash interest expense of $544,887, discount on debt issued of $91,208, a change in derivative expense of $787,114 and recorded a liability of $1,894,501 to record the derivative activity in the quarter.

Note 7    Subsequent Events

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

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Condensed Consolidated Financial Statements
August 31, 2007
( Unaudited )

Note 7    Subsequent Events (continued)

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

The foregoing securities were issued in reliance upon an exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated there under.

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

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Condensed Consolidated Financial Statements
August 31, 2007
( Unaudited )

Note 7    Subsequent Events (continued)

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

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Condensed Consolidated Financial Statements
August 31, 2007
( Unaudited )

Note 8    Restatement of Financial Data as of August 31, 2007 and for the Three and Six Months Then Ended

The financial data as of August 31, 2007 and for the three and six months periods ended August 31, 2007, as presented in the condensed consolidated financial statements, have been restated and corrected for errors relating to (1) issuance of stock for services  (2) adjustment for improper calculation of derivative liability as on August 31, 2007.

Issuance of common stock for consulting services
The Company had erroneously recorded an expense of $40,200 for issuance of 1,340,000 shares of its common stock issued at $0.03 in lieu of cash. The market price of the shares issued on the date of issuance was only $20,100 at the then existing market price per share of $0.015.  The company therefore made an adjustment in the financials for the three and six months ended August 31, 2007 to reflect the correct transaction value of $20,100 by debiting additional paid in capital and crediting consulting expense by $20,100.

Adjustment for improper calculation of derivative liability
During the quarter ended August 31, 2007, the Company issued various notes payable amounting to $586,000 with a maturity of one year. Included in these issuances were notes payable amounting to $562,500 which included an option to convert the notes to common stock at a conversion price of $0.02. Along with these convertible notes the Company issued warrants for 6,953,125 of common stock with a five year life convertible at $0.02 and warrants for 4,635,417 of common stock convertible at $0.03 with a five year life exercisable one year from the note date as long as the holder did not demand payment prior to the maturity date.

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

As the result of such treatment the Company had previously recorded a derivative expense as non-cash interest expense of $497,129, discount on debt of $16,083 and a derivative liability of $690,129 to record the derivative activity in the quarter ended August 31, 2007. In arriving at these amounts the company had erroneously used historical volatility for arriving at the valuation of the derivative instruments using the black-scholes model. The company since used the implied volatility in arriving at the valuation of derivative instruments using the black-scholes model and hence recorded the correct derivative expense of $544,887 as interest expense, additional discount on debt of $75,125, a change in derivative liability of $787,114 and a derivative liability of $1,894,501

Cumulative Effect of the Adjustments Described Above on Accumulated Deficit:
The cumulative effect of the adjustments described above increased the accumulated deficit on August 31, 2007 by $909,997.

Impact:
The following summarizes the effect of the adjustments discussed above on the previously reported condensed consolidated balance sheet as on August 31, 2007 and condensed consolidated statements of operations for the three and six months ended August 31, 2007:

Zealous Trading Group, Inc.
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Condensed Consolidated Financial Statements
August 31, 2007
( Unaudited )

Note 8    Restatement of Financial Data as of August 31, 2007 and for the Three and Six Months Then Ended (Continued)

Impact on condensed consolidated Balance Sheet as on August 31, 2007:

August 31, 2007

Total assets as previously reported	$516,604
Adjustments	0
Restated total assets	$516,604

Total liabilities as previously reported	$1,926,332
Adjustments	909,997
Restated total liabilities	$2,836,329

Total stockholders' equity '
as previously reported	$(1,409,728)
Adjustments	(909,997)
Restated total stockholders' equity	$(2,319,725)

Impact on condensed consolidated Statement of Operations for the three and six months ended August 31, 2007:

	For the Three MonthsEnded August 31, 2007	For the Six Months Ended August 31, 2007

Total revenues as previously reported	$0	$0
Adjustments	0	0
Restated total revenues	$0	$0

Gross profit as previously reported	$0	$0
Adjustments	0	0
Restated gross profit	$0	$0

Net loss as previously reported	$(561,385)	$(610,107)
Adjustments	(889,897)	(889,897)
Restated net loss	$(1, 451,282)	$(1,500,004)

Basic and diluted loss per common share:
As previously reported	$(0.01)	$(0.0 2)
Adjustments	(0.02)	(0.02)
As restated	$(0.03)	$(0.0 4)

Basic and diluted average number of
common shares outstanding:
As previously reported	45,164,177	42,828,111
Adjustments	0	0
As restated	45,164,177	42,828,111

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

Our goal is the have the ZATS bring together buyers and sellers together seamlessly and anonymously creating a more liquid, fluid centralized marketplace. Users we intend to target include: hedge funds; domestic and foreign Broker-Dealers, registered investment advisors; domestic and foreign issuers; accredited individuals; family offices; mutual funds; attorneys and accountants; corporate insiders; affiliates; minority stakeholders; private equity and venture capital funds; real estate syndicates; third party marketers .

Results of Operations for three months ended August 31, 2007 compared to three months ended August 31, 2006.

We generated $0 in revenues for the three months ended August 31, 2007 compared to $8,700 in revenues for the three months ended August 31, 2006. This is because no production activity was undertaken during the three months ended August 31, 2007. During the three months ended August 31, 2007 and August 31, 2006, we incurred operating expenses of $17,083 and $74,117, respectively, a decrease of $57,034 because of reduced operating activities. We incurred $647,085 in interest expense during the three months ended August 31, 2007 compared to $0 in interest expense during the three months ended August 31, 2006 because of increased borrowings and notes issued during the three months ended August 31, 2007. Interest expense of $647,085 included a non-cash derivative expense of $544,887 related to derivative activity during the quarter ended August 31, 2007 and non-cash amortization of discount on debt of $91,208.  The net operating loss figures for the three months ended August 31, 2007 and 2006 were $17,083 and $65,417, respectively.

Results of Operations for six months ended August 31, 2007 compared to six months ended August 31, 2006.

We generated $0 in revenues for the six months ended August 31, 2007 compared to $12,700 in revenues for the six months ended August 31, 2006. This is because no production activity was undertaken during the six months ended August 31, 2007. During the six months ended August 31, 2007 and August 31, 2006, we incurred operating expenses of $64,694 and $181,596, respectively, a decrease of $116,902 for the six months ended August 31, 2007, as a result of reduced operating activities. We incurred $648,196 in interest expense during the six months ended August 31, 2007 compared to $57 in interest expense during the six months ended August 31, 2006 - an increase of $648,139 in interest expense because of increased borrowings during the six months ended August 31, 2007 . Interest expense of $648,196 included a non-cash derivative expense of $544,887 and discount on debt of $91,208 related to derivative activity during the six months ended August 31, 2007. The net operating loss for the six months ended August 31, 2007 and 2006 was $64,694 and $168,896, respectively.

Liquidity and Capital Resources

We had $64,004 in available cash balance as at August 31, 2007. The available cash balance as at August 31, 2006 was $27.  We had $275,100 receivable from Zealous Holdings, Inc. as at August 31, 2007. There were no receivables as at August 31, 2006.

During the three months ended August 31, 2007, we made a prepaid deposit of $177,500 towards an investment in a limited liability company, Zealous Real Estate Partners, LLC. The investment reflects approximately a 10% ownership interest in the limited liability company. Although we have not yet signed a binding agreement, we expect to finalize the documents shortly. Zealous Asset Management, LLC, the managing member of Zealous Real Estate Partners, is a subsidiary of Zealous Holdings, Inc. Zealous Asset Management has come to an agreement in principal to sell the limited liability company to Cold Spring Advisors, LLC. Zealous Asset Management, LLC will retain an LLC interest of between 20% and 30%.

Current liabilities of $2,826,729 as at August 31, 2007 consisted of accounts payables of $61,807, accrued rent of $173,716, accrued compensation of $341,464, short term loans payables of $2,061,986 and notes due to stockholders for $187,756. Although the note has been due no demand for payment has been made by the stockholders as of August 31, 2007. There was an increase of $1,969,218 in current liabilities during the three months ended August 31, 2007.

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

Within 30 days (the “Filing Date”) of the Effective Date, we have agreed to file such number of registration statements (each a “Registration Statement”) with the Commission in order to register (i) all of the shares of Common Stock issuable upon the conversion of all of the Notes and exercises of all of the Warrants, (ii) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Debentures or the Warrants  or (iii) any securities issuable upon any stock split, dividend or other distribution,  recapitalization or similar event (the “Registerable Securities”). We will file as soon as practicable additional Registration Statements to register any of the Registerable Securities that are not registered in the initial Registration Statement.  We have agreed to use our best efforts to cause the initial Registration Statement to become effective after the initial Filing Date but in no event later than the 90 th calendar day following the Filing Date or, in the event of a “full review” by the Commission, the 120 th calendar day following the Filing Date. We have agreed to cause any additional Registration Statements which may be required to be filed to become effective before the 90 th calendar day following the date on which an additional Registration Statement is required to be filed.  In the event that a Registration Statement is not timely filed or effective for any Registrable Securities excluding any Warrants or shares issuable under the Warrants, then we are subject to liquidated damages payable in cash equal to 1.5% of the purchase price of the Debentures per month, up to a maximum amount of 18%.

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

As a result of the material weaknesses and deficiencies disclosed above, we instituted the following changes in our internal control over financial reporting during and after the period covered by this Quarterly Report on Form 10-QSB/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2007, we sold $562,500 principal amount of 15% Convertible Notes (the “Notes”) to four accredited investors.  The Notes bear interest at the rate of 15% per annum and mature one year from the date of issuance.  Upon the request of the Payee, at any time prior August 31, 2008, the Notes may be converted, in whole but not in part, into that number of fully-paid and non-assessable shares of our common stock equal to the amount of the then outstanding principal and accrued interest under this Note, divided by $.02 per share.

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

ZEALOUS TRADING GROUP, INC.

Date: January 22, 2008	By:	/s/ MILTON C. AULT, III
Milton C. Ault, III
Chief Executive Officer (Principal Executive Officer)

Date: January 22, 2008	By:	/s/ SOTHI THILLAIRAJAH
Sothi Thillairajah
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)