Form 10QSB
period 2007-11-30
Zealous Trading Group, Inc.
filed 2008-01-22
CIK 1085129

United States
Securities And Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☒No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 22, 2008 there were 45,831,444 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: ☐Yes ☒No

ZEALOUS TRADING GROUP, INC.
(Formerly, Atlantic Syndication Network, Inc.)
Quarterly Report on Form 10-QSB for the
Period Ended on November 30, 2007

Part I: Financial Information
Item 1.  Financial Statements

ZEALOUS TRADING GROUP, INC. AND SUBSIDIARY
(Formerly Atlantic Syndication Network, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
November 30, 2007
(Unaudited)

November 30,
ASSETS	2007

Cash and cash equivalents	$827,153
Other Assets:
Due from Zealous Holdings, Inc.	3,061,250
Accrued Interest Receivable	44,311
Prepaid Deposit	50,000
Note Receivable	521,000
Deferred Financing Costs, net	2,625,562
Total Assets	$7,129,276

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts Payable	$46,933
Accrued Expenses	651,763
Accrued Interest payable	75,061
Non-Convertible Notes Payable	58,557
Convertible debt, net of debt discount of $4,122,684	999,816
Derivative Liabilities for conversion option and warrants	81,422,744
Notes Payable to Stockholders	35,319
Total Current Liabilities	$83,290,193

STOCKHOLDERS’ DEFICIENCY
Preferred stock
500,000 shares authorized at $0.01 par value, noneissued or outstanding
Common stock
50,000,000 shares authorized at $0.001 par value,45,831,444 shares issued and outstanding	45,831
Additional paid-in capital	2,569,702
Accumulated Deficit	(78,776,450)
Total Stockholders’ Deficiency	(76,160,917)

Total Liabilities and Stockholders’ Deficiency	$7,129,276

The accompanying notes are an integral part of these condensed financial statements.

ZEALOUS TRADING GROUP, INC. AND SUBSIDIARY
(Formerly Atlantic Syndication Network, Inc.)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended November 30, 2007 and 2006
 (Unaudited)

	Three months ended November 30,		Nine months ended November 30,

	2007	2006	2007	2006
Operating Revenues	$-	$3,333	$-	$16,033-

Operating Expenses:
Stock based consulting expense	234,583	-	234,583	-
Depreciation	-	3,352	-	10,056
Professional Fees	105,692	-	131,455	-
General and administrative- other	31,425	133,444	70,356	308,336
Total Operating Expenses	371,700	136,796	436,394	318,392

Loss from operations	$(371,700)	$(133,463)	$(436,394)	$(302,359)

Other Income/ (Expenses)
Interest Income	44,311	-	44,311	-
Change in Derivative liability	(30,546,890)	-	(31,546,504)	-
Interest Expense includingamortization of debt discount,deferred financing cost andderivative expense of$42,693,149 and $43,329,244 forthe three and nine months endedNovember 30, 2007 respectively	(42,754,414)	-	(43,402,609)	(57)
Interest Income	44,311	-	44,311	-
Net Other Income/ (Expense)	(73,256,993)	-	(74,904,802)	(57)

Net loss for the period	$(73,628,693)	$(133,463)	(75,341,196)	$(302,416)

Net loss per share – Basic & Diluted	$(1.61)	$(0.00)	$(1.72)	$(0.01)

Weighted average number of common shares outstanding- Basic and diluted.	45,831,444	36,224,777	43,829,222	34,142,777

The accompanying notes are an integral part of these condensed financial statements.

ZEALOUS TRADING GROUP, INC. AND SUBSIDIARY.
(Formerly Atlantic Syndication Network, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the nine months ended November 30, 2007
(Unaudited)

	Common Stock		Additional		Total
			Paid In	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficiency

Balance, March 1, 2007	40,491,444	$40,491	$2,434,942	$(3,435,254)	$(959,821)
Issuance of common stock for services	5,340,000	5,340	134,760	-	140,100
Net loss	-	-	-	(75,341,196)	(75,341,196)

Balance, November 30, 2007	45,831,444	$45,831	$2,569,702	$(78,776,450)	$(76,160,917)

The accompanying notes are an integral part of these condensed financial statements.

ZEALOUS TRADING GROUP, INC. AND SUBSIDIARY
(Formerly Atlantic Syndication Network, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended November 30, 2007 and 2006
(Unaudited)

	Nine months ended November 30,
	2007	2006
Cash Flows from operating activities
Net loss for the period	(75,341,196)	$(302,416)
Adjustments to reconcile net loss to net cash used inoperating activities:
Depreciation	-	10,056
Stock based expenses	140,100	79,500
Amortization of Deferred financing costs andDebt Discount	1,238,504	-
Derivative Expense	41,889,490	-
Change in Derivative Liability	31,546,504	-
Changes in operating assets and liabilities:
Accrued Interest payable	63,811	-
Accrued Interest receivable	(44,311)	-
Accrued Expenses	33,409	-
Accounts Payable	(30,139)	(20,459)
Net cash used in operating activities	(503,828)	(233,319)

Cash Flows used in Investing Activities
Prepaid Deposit	(50,000)	-
Due from Zealous Holdings, Inc.	(3,061,250)	-
Net cash used in investing activities	(3,111,250)	-

Cash Flows from Financing Activities
Proceeds from Issuance of Stock	-	115,140
Proceeds from short term loan – current	629	-
Note Receivable	(521,000)	-
Proceeds from Non-Convertible Notes Payable	64,300	-
Repayment of Non-Convertible Notes Payable	(44,800)	-
Proceeds from Short Term Notes Payable	5,122,500	-
Repayment of note payable to Shareholders, net	(179,425)	-
Proceeds from Long Term Note Payable, net	-	117,746
Net cash provided by financing activities	4,442,204	232,886

Increase (decrease) in cash and cash equivalents	827,126	(433)
Cash and cash equivalents, beginning of the period	27	480
Cash and cash equivalents, end of the period	$827,153	$47

Supplemental Disclosure of Cash Flow Information:
Interest	$73,365	$27

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing Costs	$2,864,250	-
Debt Discount	$5,122,500	-

The accompanying notes are an integral part of these condensed financial statements.

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Condensed Consolidated Financial Statements
November 30, 2007
(Unaudited)

Note 1    Basis of Presentation

These condensed consolidated financial statements include the accounts of Zealous Trading Group, Inc (the “Company”), and its wholly owned subsidiary, ASNI-II, a Delaware corporation. All intercompany balances and transactions have been eliminated in consolidation.

While the information presented in the accompanying interim three and nine months condensed consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s February 28, 2007 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s February 28, 2007 annual financial statements. Certain amounts in the previous financial statements have been changed to conform with the presentation of the November 30, 2007 financial statements.

Operating results for the three and nine months ended November 30, 2007 are not necessarily indicative of the results that can be expected for the year ending on February 29, 2008. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Use of Estimates

The application of our accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. These estimates bear the risk of change due to the inherent uncertainty attached to the estimate and are likely to differ to some extent from actual results. Critical accounting policies requiring use of estimates are the derivative accounting and share based payments.

Derivative Instruments

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule whenconvertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Condensed Consolidated Financial Statements
November 30, 2007
(Unaudited)

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-convertible notes which qualify as equity under EITF 00-19, in accordance with the provisions of Emerging Issues Task Force Issue “Accounting for Convertible Securities with Beneficial Conversion Features," ("EITF 98-5”) and "Application of EITF 98-5 to Certain Convertible Instruments," (“EITF 00-27”) Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to interest expense over the term of the related debt to their earliest date of redemption using the interest rate method.

The Company accounts for embedded conversion options in non-conventional convertible notes which do not qualify as equity under EITF 00-19, as derivation liabilities. Accordingly, the Company determines the fair value (as determinedunder the Black-Scholes Valuation Method) of all embedded derivatives (usually conversion option and warrants). Such fair value is recorded as a debt discount up to the proceeds of the debt and any amount in excess of the proceeds of thedebt is charged to operations at the security issuance date.

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company and (ii)

give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All of the outstanding warrants have been classified as free standing derivative liabilities.

Stock based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment," using the modified-prospective-transition method. There was no effect to the accompanying financial statements pursuant to the adoption of SFAS No.123R since at the date of the adoption, all employee stock options were fully vested. SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, stock-based awards result in a cost that will be measured at Fair value on the award's grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or of the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Condensed Consolidated Financial Statements
November 30, 2007
(Unaudited)

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share".  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of statement of operations.  Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  For the three and nine months ended November 30, 2007 and 2006, basic and diluted loss per common share are the same as the company has net losses for these periods and the effect of the assumed exercise of warrants and conversion of debt would be anti-dilutive. For the three and nine months ended November 30, 2006 there were no potentially dilutive securities outstanding. For the three and nine months ended November 30, 2007, the company had potentially dilutive common shares attributable to warrants and convertible debt that were exercisable (or potentially exercisable) into shares of common stock as follows:

	Three months ended November 30, 2007	Nine months ended November 30,2007
Warrants	148,423,749	None.
Convertible Debt	256,125,000	None.

Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities and due to related parties approximate their fair value because of the short maturity of these instruments.  The carrying value for Due from Zealous Holdings, Inc., the Note Receivable and both the convertible and non-convertible debt approximate fair value due to the interest rate on these instruments approximating that of similar instruments having similar terms. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of this pronouncement will have any material effects on our consolidated financial position, results of operation, or cash flows.

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Condensed Consolidated Financial Statements
November 30, 2007
(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value andexpands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company will be required to adopt the provisions on SFAS No. 157 on March 1, 2008. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 but does not believe that the adoption of SFAS No. 157 will materially impact its financial position, cash flows, or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carry over or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (i) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (ii) the cumulative error quantified as the cumulative amount  by which the current year balance sheet was misstated (iron curtain method). Reliance on either methods in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the cause of the error and that error had been deemed to be immaterial in the past. We do not believe the adoption of this pronouncement will have any material effects on our consolidated financial position, results of operation, or cash flows.

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

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Condensed Consolidated Financial Statements
November 30, 2007
(Unaudited)

Note 2            Nature and Continuance of Operations

The Company was originally incorporated under the laws of the state of Nevada on September 25, 1978 as Casino Consultants, Inc. Prior to September 1992 the company was non- operating. On September 15, 1992 the company entered into an Agreement and Plan of Reorganization with Ad Show Network, Inc., a Nevada corporation, whereby the company would acquire 100% of the assets of Ad Show Network, Inc., subject to liabilities, valued at $690,975 in exchange for 4,500,000 shares of common stock in the company then known as AD Show Network, Inc. On August 17, 1995, the Company filed an amendment to the Articles of Incorporation changing the name to Atlantic Syndication Network, Inc. On October 5, 2007, the Company filed an amendment to the Articles of Incorporation changing the name to Zealous Trading Group, Inc.

On July 16, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with our wholly-owned subsidiary, ASNI II, INC., a Delaware corporation (“ASNI-II”) and Zealous Holdings, Inc., a Delaware corporation (“Zealous”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Zealous will merge with and into ASNI-II, with ASNI-II as the surviving corporation of the merger (the “Merger”). As a result of the Merger, Zealous will become our wholly-owned subsidiary, through which our operations will be conducted.

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

The Company’s share capital is comprised of authorized common stock of 50,000,000 shares at $0.001 par value with 45,831,444 common shares issued and outstanding as at November 30, 2007 and preferred stock of 500,000 shares at $0.01 par value with none of the preferred shares issued and outstanding as at November 30, 2007. The preferred shares may be issued in one or more series with terms at the discretion of the Board of Directors. The common shareholders have a right to one vote per share held.

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Condensed Consolidated Financial Statements
November 30, 2007
(Unaudited)

Our immediate focus is the completion of the Merger with Zealous. Zealous is focused on developing the Zealous Alternative Trading Platform (ZATS), a global electronic marketplace designed to provide an integrated electronic platform for the trading of alternative assets globally.

Moving forward, the Company will devote its resources to the development of the ZATS platform. The ZATS system has been tested and used successfully for over 18 months with a major NYSE financial institution, trading a single stock under Rule 144a. Now, ZATS has rolled out to a limited number of users, the ability to trade restricted stock and illiquid securities of approximately 400 public and private company securities on a negotiated basis.

The next generation of ZATS, now under development, will offer an integrated electronic platform for the trading of alternative assets globally. The ZATS marketplace will be a global community of trading. The intention is to provide an infrastructure on which to optimize investment and trading strategies for participants.

We expect significant capital expenditures during the next 12 months for the development of the ZATS trading platform, overhead and working capital purposes. We have sufficient funds to conduct our operations for the next six months as presently constituted, but not enough to fully really realize our trading platform development goals for the next twelve months. We will therefore be required to seek additional financing. There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all.

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

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Condensed Consolidated Financial Statements
November 30, 2007
(Unaudited)

To date, we have generated minimal revenues and have incurred operating losses in every quarter. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Accordingly, these interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these condensed consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2007, the Company has not yet achieved profitable operations, has insufficient working capital to fund ongoing operations for the next fiscal year, has accumulated losses of approximately $78,776,450 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 3            Related Party Transactions

During the nine months ended November 30, 2007 the Company issued 1,000,000 restricted shares of its common stock at $0.03 to the Company’s CEO Mr. Milton “Todd” Ault for his consulting services to the Company and recorded an expense of $30,000. The shares were value at the market price on the date of issuance. During the nine months ended November 30, 2007, the Company also issued 1,340,000 shares of common stock valued at an aggregate value of $0.015 per share to the board members for services provided by them. In addition, the Company also issued 3000,000 shares of common stock having a value per share of $0.03 to the Company’s Executive Vice President and Chairman of the board, Mr. Kent Wyatt Sr. as accrued compensation for services provided by him.

Pursuant to a revolving credit line note for up to $5,000,000, the Company has a note receivable for $3,061,250 from Zealous for cash advances made during the nine months ended November 30, 2007. This note carries an interest rate of 8.5% and is due on December 31, 2008. Interest earned on this note amounted to $44,311 for the three and nine months ended November 30, 2007.

Notes payable to stockholder as on November 30, 2007 consist of advances of $35,319 from the Company’s Executive Vice President and Chairman of the Board, Mr. Kent Wyatt Sr. which are unsecured, payable on demand and carry an interest rate of 10%. During the nine months ended November 30, 2007, the company repaid $89,425 of amounts previously advanced by Mr. Kent Wyatt. Interest earned on these notes during the three and nine months ended November 2007 was immaterial. The Company also owes Mr. Kent Wyatt $341,464 as on November 30, 20007 as accrued compensation payable for services rendered by him to the Company.

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Condensed Consolidated Financial Statements
November 30, 2007
(Unaudited)

Note 4    Note Receivable

During the nine months ended November 30, 2007, the Company made a prepaid deposit of $521,000 towards a real estate investment. The Company and counter-party in the transaction have since agreed to convert such prepaid deposit into a secured promissory note in the amount of $521,000 dated December 7, 2007. The note carries an interest rate of 6%. The note is collateralized by Property and improvements. Interest relating to the outstanding note receivable was not material for the three and nine months ended November 30, 2007.

Note 5    Prepaid Deposit

During the quarter ended November 30, 2007, the Company made a prepaid deposit of $50,000 to Transfer Online Technology Development, LLC (“TOLTD”), for future software development. The Company is in the process of finalizing definitive documents to purchase the trading platform (including the source code, any and all intellectual property, software, and title in connection with the trading platform) from TOLTD for an aggregate purchase price of approximately $1million.

Note 6    Non Convertible Notes Payables

As at November 30, 2007 the company has non convertible notes payables in the amount of $58,557. During the nine months ended November 30, 2007 the Company issued various non convertible notes payable of $ 64,300 carrying an interest rate ranging from 5% to 21%, out of which $44,800 including accrued interest were repaid in the three months ended November 30, 2007.

Note 7    Convertible Debt and Derivative Instruments

During the quarter ended August 31, 2007 the Company issued various convertible notes payable amounting to $562,500. These convertible notes mature at various times within one year from date of issuance, have an interest rate ranging from 5% to 15% and include an option to convert the notes to common stock at a conversion price of $0.02 per share. Along with these convertible notes the Company issued warrants for 6,953,125 of common stock with a five year life convertible at $0.02 per share and warrants for 4,635,417 of common stock convertible at $0.03 per share with a five year life, exercisable one year from the issuance of the note as long as the holder did not demand payment or exercise the option under the note prior to the maturity date of the note.

During the quarter ended November 30, 2007, in addition to the above notes, the Company issued various convertible notes payable amounting to $4,560,000 with a maturity dates of one year of the date of issuance of the note. The notes included an option to convert the notes to common stock at a conversion price of 0.02 per share. Along with the convertible notes issued in the quarter ended November 30, 2007, the Company issued a total of 113,039,375 warrants convertible at $0.02, $0.03 and $0.05 per share with a term of three years and five years. Additionally, the Company issued 770,832 warrants convertible at $0.03 per share with an effective date one year from the date of issue of notes and a term of five years. The 770,832 warrants are not exercisable and the notes are not convertible unless the Company increases the authorized shares to 1.5 billion. The following table shows the amount of Convertible notes payable, secured convertible debentures and unamortized discount on debt as on November 30, 2007:

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Condensed Consolidated Financial Statements
November 30, 2007
(Unaudited)

Convertible notes payable	$747,500
Secured Convertible Debentures	$4,375,000
Sub Total	$5,122,500
Less: Unamortized Discount on Debt	$(4,122,684)
Total	$999,816

Pursuant to Emerging Issue Task Force (“EITF”) Number 00-19 (Accounting for Derivative Instruments Indexed to and Potentially Settled in a Company’s Own Stock), the Company has determined that the conversion feature in the notes payable is a derivative instrument subject to Statement of Financial Accounting Standards (“SFAS ”) Number 133 (Accounting for Derivative Instruments and Hedging Activities). Pursuant to SFAS Number 133 such embedded instruments are to be accounted for using fair value and bifurcated from the host instrument. The Company uses Black-Scholes method of valuation for the embedded derivative instruments. Assumptions used in determining the fair value of embedded derivative instruments using the Black-Scholes model include assumption for volatility in the range of 187% for one year to 252% for 5 year volatility, risk free interest rate of 4% and dividend yield of 0%.

As the result of such treatment the Company recorded a derivative expense of $41,545,853 and amortization of discount on debt of $908,608, which is included in the interest expense of $42,754,414 for the three months ended November 30, 2007. The Company also recorded a change in derivative liability of $ 30,546,890 a derivative liability of $78,528,243 and discount on debt for $3,651,392 for the three months ended November 30, 2007. For the nine months ended November 30, 2007, the Company recorded a derivative expense of $42,090,740 and amortization of discount on debt of $999,816, which is included in the interest expense of $43,402,609 for the nine months ended November 30, 2007. The Company also recorded a change in derivative liability of $31,546,504, a derivative liability of $81,422,744 and discount on debt for $4,122,684 for the nine months ended November 30, 2007.

The Company also issued 23,025,000 warrants for services relating to financing at an exercise price of $0.03 and a term of five years, during the quarter ended November 30, 2007. The Company recorded a deferred financing cost of $2,625,562, consulting expense of $148,000 and a derivative liability of $ 4,835,250 related to these warrants issued during the three and nine months ended November 30, 2007.

On December 20, 2007, subsequent to a modification of the original loan agreement dated September 28, 2007, the Company issued a warrant to purchase 5,200 shares of common stock with a term of 3 years and an exercise price of $0.03 to an individual who issued the company a non-convertible promissory note for $20,800 during the quarter ended November 30, 2007. The note including accrued interest on the note was repaid in full during the quarter ended November 30, 2007. The warrants have been valued at $0.21 as on November 30, 2007. For the three and nine months ended November 30, 2007 a derivative expense of $1,092, included in the interest expense and derivative liability of $1,092 has been recorded..

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

On July 16, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with our wholly-owned subsidiary, ASNI II, INC., a Delaware corporation (“ASNI-II”) and Zealous Holdings, Inc., a Delaware corporation (“Zealous”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Zealous will merge with and into ASNI-II, with ASNI-II as the surviving corporation of the merger (the “Merger”). As a result of the Merger, Zealous will become our wholly-owned subsidiary, through which our operations will be conducted. On October 5, 2007, we filed an amendment to the Articles of Incorporation changing our name to Zealous Trading Group, Inc.

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

Voting Agreements

Concurrently with the execution of the Merger Agreement, Mr. Kent G. Wyatt, Sr., our then-President and Chief Executive Officer, and a current member of our Board of Directors and his wife, Sarah Wyatt, a member of the Board, entered into separate voting agreements (the “Voting Agreements”) with Zealous and us. Mr. and Mrs. Wyatt own an aggregate of approximately 51% of the outstanding adjusted shares of our common stock. Mr. Michael Edwards and Glenn Schlosser, members of the Board, will also execute a form of the Voting Agreements prior to the consummation of the Merger. They hold in aggregate approximately 3% of the outstanding adjusted shares of our common stock.

Under the terms of the Voting Agreements, Mr. and Mrs. Wyatt agreed, until the earlier to occur of the date (a) the Merger Agreement becomes effective or (b) the Merger Agreement terminates in accordance with its terms, to vote all securities of our companyowned by them: (A) in favor of (i) increasing the number of authorized shares of our common stock from 50,000,000 to 100,000,000 shares, (ii) increasing the authorized shares of our preferred stock from 500,000 to 1,000,000 shares and granting our Board of Directors the power to issue blank check preferred stock, (iii) authorizing a Series of Preferred Stock granting the holders the right to vote each share of Preferred Common Stock as if it were converted to ten shares of Common Stock, (iv) a 12:1 reverse split of our common stock issued and outstanding,.(v) changing our State of incorporation to Delaware, (vi) such other changes to our Articles of Incorporation and/or By-Laws that we deem reasonably necessary to accomplish the Merger and (vii) any other actions presented to holders of shares of our capital stock that would reasonably be expected to facilitate the Merger Agreement, the issuance of the Preferred Stock, the Merger and the other actions and transactions contemplated by the Merger Agreement; and  (B) against approval of any proposal made in opposition to the Merger Agreement or consummation of the Merger and the other transactions contemplated by the Merger Agreement.

Plan of Operations

Our immediate focus is the completion of the Merger with Zealous. With intention of completing the Merger, we have advanced $3,061,250 to Zealous.  This amount has been advanced as a part of the $5,000,000 revolving line of credit bearing an interest rate of prime plus 1%. The maturity date for the loan is December 31, 2008.

Moving forward, we will devote our resources to the development of the ZATS platform. The ZATS system has been tested and used successfully for over 18 months with a major NYSE financial institution, trading a single stock under Rule 144a.  Now, ZATS has rolled out to a limited number of users, the ability to trade restricted stock and illiquid securities of over 1,100 public and private company securities on a negotiated basis.

The next generation of ZATS, now under development, will offer an integrated electronic platform for the trading of alternative assets globally. The ZATS marketplace will be a global community of trading. The intention is to provide an infrastructure on which to optimize investment and trading strategies for participants.

It will combine an open trading platform with fully automated documentation, escrow, transfer and settlement support. ZATS intends to brings technology to the cumbersome, fragmented and paper intensive transaction process for the primary offering and secondary trading market for: PIPE offerings (private investment in public equity); warrants; domestic and international private equity offerings; rule 144a equity securities; restricted stock of public companies; block sales of thinly traded non-NMS registered stock; limited partnership offerings and secondary LP interests; structured equity and debt products; and emerging markets illiquid bond, loans and equity.

We intend to bring buyers and sellers together seamlessly and anonymously creating a more liquid, fluid centralized marketplace. Users will include: hedge funds; domestic and foreign broker-dealers, registered investment advisors; domestic and foreign issuers; accredited individuals; family offices; mutual funds; attorneys and accountants; corporate insiders; affiliates; minority stakeholders; private equity and venture capital funds; real estate syndicates; and third party marketers.

Results of Operations for three months ended November 30, 2007 compared to three months ended November 30, 2006.

We generated $0 in operating revenues for the three months ended November 30, 2007 compared to $3,333 in operating revenues for the three months ended November 30, 2006. This is because no production activity was undertaken during the three months ended November 30, 2007. During the three months ended November 30, 2007 and November 30, 2006, we incurred operating expenses of $371,700 and $136,796, respectively, an increase of $234,904 because of increased operating activities. We incurred $42,754,414 in interest expense during the three months ended November 30, 2007 compared to $0 in interest expense during the three months ended November 30, 2006 because of increased borrowings and various notes issued during the three months ended November 30, 2007. Interest expense of $42,754,414 included a non-cash derivative expense of $41,545,853 related to derivative activity during the three months ended November 30, 2007, non-cash amortization of discount on debt for the quarter ended November 30, 2007 of $908,608 and deferred financing cost of $238,688.  The net operating loss figures for the three months ended November 30, 2007 and 2006 were $371,700 and $133,463, respectively.

Results of Operations for nine months ended November 30, 2007 compared to nine months ended November 30, 2006.

We generated $0 in operating revenues for the nine months ended November 30, 2007 compared to $16,033 in operating revenues for the nine months ended November 30, 2006. This is because no production activity was undertaken during the nine months ended November 30, 2007. During the nine months ended November 30, 2007 and November 30, 2006, we incurred operating expenses of $436,394 and $318,392, respectively, an increase of $118,002 because of increased operating activities. We incurred $43,402,609 in interest expense during the nine months ended November 30, 2007 compared to $57 in interest expense during the nine months ended November 30, 2006 because of increased borrowings and various notes issued during the nine months ended November 30, 2007. Interest expense of $43,402,609 included a non-cash derivative expense of $42,090,740 related to derivative activity during the nine months ended November 30, 2007, non-cash amortization of discount on debt for the nine months ended November 30, 2007 of $999,816 and deferred financing cost of $238,688.  The net operating loss figures for the nine months ended November 30, 2007 and 2006 were $436,394 and $302,359, respectively.

Liquidity and Capital Resources

We had $827,153 in available cash and cash equivalents as at November 30, 2007. The available cash balance as at November 30, 2006 was $47.  We had $3,061,250 receivable from Zealous Holdings, Inc. as at November 30, 2007. The only receivable as at November 30, 2006 was a refundable deposit of $11,350.

During the nine months ended November 30, 2007, we made a prepaid deposit of $521,000 towards a real estate investment. We and the other party in the transaction have since agreed to convert such prepaid deposit into a secured promissory note in the amount of $521,000 dated December 7, 2007. The note carries an interest rate of 6%. The note is collateralized by property and improvements. Interest relating to the outstanding note receivable was not material for the three and nine months ended November 30, 2007.

During the nine monthsended November 30, 2007, we made a prepaid deposit of $50,000 to Transfer Online Technology Development, LLC (“TOLTD”), for future software development. We are in the process of finalizing definitive documents to purchase the trading platform (including the source code, any and all intellectual property, software, and title in connection with the trading platform) from TOLTD for an aggregate purchase price of $1million.

As at November 30, 2007 we have interest payable of $75,061 and non convertible notes payable of $58,557. As at November 30, 2007 our other current liabilities included accounts payables of $ 46,933, accrued rent of $173,716 and accrued stock liability of $136,583. As on November 30, 2007, we also owed Mr. Kent Wyatt, our Executive Vice President and Chairman of the Board of Directors an accrued compensation of $341,464. Notes due to Mr. Wyatt as on November 30, 2007 are in the amount of $35,319, unsecured, payable on demand and carry an interest rate of 10%.

 During the quarter ended August 31, 2007, we issued various convertible notes payable amounting to $562,500. These convertible notes mature at various times within one year from date of issuance, have an interest rate ranging from 5% to 15% and include an option to convert the notes to common stock at a conversion price of $0.02 per share. Along with these convertible notes, we issued warrants to purchase 6,953,125 shares of common stock with a five year life exercisable at $0.02 per share and warrants to purchase 4,635,417 shares of common stock exercisable at $0.03 per share with a five year life, exercisable one year from the issuance of the note as long as the holder did not demand payment or exercise the option under the note prior to the maturity date of the note.

During the quarter ended November 30, 2007, in addition to the above notes, we sold various convertible notes amounting to $4,560,000 with a maturity dates of one year of the date of issuance of the notes. The notes included an option to convert the notes to common stock at a conversion price of $0.02 per share. Along with the convertible notes issued, we issued warrants to purchase an aggregate of 113,039,375 shares of common stock exercisable at $0.02, $0.03 and $0.05 per share with a term of three and five years. Additionally, we issued warrants to purchase 770,832 shares of common stock exercisable at $0.03 per share with an effective date one year from the date of issue of notes and a term of five years. The 770,832 warrants are not exercisable and the notes are not convertible unless and until we increasethe authorized shares to 1.5 billion.

Within 30 days of the effective date of the Merger (the “Filing Date”), we have agreed to file such number of registration statements (each a “Registration Statement”) with the Securities and Exchange Commission in order to register (i) all of the shares of Common Stock issuable upon the conversion of all of the Notes and exercises of all of the Warrants, (ii) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Debentures or the Warrants  or (iii) any securities issuable upon any stock split, dividend or other distribution,  recapitalization or similar event (the “Registerable Securities”). We will file as soon as practicable additional Registration Statements to register any of the Registerable Securities that are not registered in the initial Registration Statement.  We have agreed to use our best efforts to cause the initial Registration Statement to become effective after the initial Filing Date but in no event later than the 90th calendar day following the Filing Date or, in the event of a “full review” by the Commission, the 120th calendar day following the Filing Date. We have agreed to cause any additional Registration Statements which may be required to be filed to become effective before the 90th calendar day following the date on which an additional Registration Statement is required to be filed.

Pursuant to Emerging Issue Task Force (“EITF”) Number 00-19 (Accounting for Derivative Instruments Indexed to and Potentially Settled in a Company’s Own Stock), we have determined that the conversion feature in the notes payable is a derivative instrument subject to Statement of Financial Accounting Standards (“SFAS ”) Number 133 (Accounting for Derivative Instruments and Hedging Activities). Pursuant to SFAS Number 133 such embedded instruments are to be accounted for using fair value and bifurcated from the host instrument. We usedBlack-Scholes method of valuation for the embedded derivative instruments. Assumptions used in determining the fair value of embedded derivative instruments using the Black-Scholes model include assumption for volatility in the range of 187% for one year to 252% for 5 year volatility, risk free interest rate of 4% and dividend yield of 0%.

As the result of such treatment, we recorded a derivative expense of $41,545,853 and amortization of discount on debt of $908,608, which is included in the interest expense of $42,754,414 for the three months ended November 30, 2007. We also recorded a change in derivative liability of $30,546,890,a derivative liability of $78,528,243 and discount on debt for $3,651,392 for the three months ended November 30, 2007. For the nine months ended November 30, 2007, we recorded a derivative expense of $42,090,740 and amortization of discount on debt of $999,816, which is included in the interest expense of $43,402,609 for the nine months ended November 30, 2007. We also recorded a change in derivative liability of $31,546,504, a derivative liability of $81,422,744 and discount on debt for $4,122,684 for the nine months ended November 30, 2007.

We also issued warrants to purchase 23,025,000 shares of common stock for services relating to financing at an exercise price of $0.03 and a term of five years, during the three months ended November 30, 2007. We recorded a deferred financing cost of $2,625,562, consulting expense of $148,000 and a derivative liability of $ 4,835,250 related to these warrants issued during the three and nine months ended November 30, 2007.

On December 20, 2007, subsequent to a modification of the original loan agreement dated September 28, 2007, we issued a warrant to purchase 5,200 shares of common stock with a term of 3 years and an exercise price of $0.03 to an individual who issued us a non-convertible promissory note for $20,800 during the quarter ended November 30, 2007. The note including accrued interest on the note was repaid in full during the quarter ended November 30, 2007. The warrants have been valued at $0.21 as on November 30, 2007. For the three and nine months ended November 30, 2007 a derivative expense of $1,092, included in the interest expense and derivative liability of $1,092 has been recorded.

We expect significant capital expenditures during the next 12 months for the development of the ZATS trading platform, overhead and working capital purposes. We have sufficient funds to conduct our operations for the next six months as presently constituted, but not enough to fully really realize our trading platform development goals for the next twelve months. We will therefore be required to seek additional financing.  There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all.

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

CriticalAccounting Policies

Use of Estimates

The application of our accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. These estimates bear the risk of change due to the inherent uncertainty attached to the estimate and are likely to differ to some extent from actual results. Critical accounting policies requiring use of estimates are the derivative accounting and share based payments.

Derivative Instruments

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional ConvertibleDebt Instrument" in Issue No. 00-19.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-convertible notes which qualify as equity under EITF 00-19, in accordance with the provisions of Emerging Issues Task Force Issue ("EITF 98-5”) Accounting for Convertible Securities with Beneficial Conversion Features," and EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments," Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to interest expense over the term of the related debt to their earliest date of redemption using the interest rate method.

The Company accounts for embedded conversion options in non-conventional convertible notes which do not qualify as equity under EITF 00-19, as derivation liabilities. Accordingly, the Company determines the fair value (as determined under the Black-Scholes Valuation Method) of all embedded derivatives (usually conversion option and warrants). Such fair value is recorded as a debt discount up to the proceeds of the debt and any amount in excess of the proceeds of the debt is charged to operations at the security issuance date.

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company and (ii)give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All of the outstanding warrants have been classified as free standing derivative liabilities.

Stock based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment," using the modified-prospective-transition method. There was no effect to the accompanying financial statements pursuant to the adoption of SFAS No.123R since at the date of the adoption, all employee stock options were fully vested. SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, stock-based awards result in a cost that will be measured at Fair value on the award's grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or of the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of this pronouncement will have any material effects on our consolidated financial position, results of operation, or cash flows.

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

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carry over or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (i) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (ii) the cumulative error quantified as the cumulative amount  by which the current year balance sheet was misstated (iron curtain method). Reliance on either methods in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the cause of the error and that error had been deemed to be immaterial in the past. We do not believe the adoption of this pronouncement will have any material effects on our consolidated financial position, results of operation, or cash flows.

In September 2006, the Emerging Issues Task Force, or ETIF, issued ETIF No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“ETIF No. 06-1”), which provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenue. ETIF No. 06-1 is effective for fiscal years beginning after June 15, 2007. We are currently assessing the effect ETIF No. 06-1 may have, if any, on our consolidated results of operation.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of November 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

 During the previous quarter, the evaluation by our new chief executive officer, Milton C. Ault III, identified the following material weaknesses in our internal control over financial reporting:

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

At November 30, 2007, our chief executive officer and chief financial officer determined that the previous material weaknesses disclosed above were cured as a result of the changes made during the quarter ended November 30, 2007, as described below.

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

As a result of the material weaknesses and deficiencies disclosed above for the previous quarter, we instituted the following changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•
We hired a PCOAB audit consultant to establish written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

•	We hired a new controller with the required experience and knowledge of US GAAP and SEC requirements;
•	The new controller performs timely reviews and reconciliations of general ledger account balances;
•	We established procedures to maintain effective controls over our quarterly and year end financial closing process and to produce accurate and timely financial statements; and
•	Our Board of Directors now discuss and monitor internal controls at Board meetings held at regular intervals.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We sold $4,560,000 principal amount of convertible notes and convertible debentures to accredited investors, during the quarter ended November 30, 2007. These securities matures at various times within one year from the date of issuance, bear an interest rate between 5% and 15% and include an option to convert to common stock at a conversion price of $0.02 per share.  Along with these securities, we issued (i) warrants to purchase 113,039,375 shares of common stock with a three year and five year life exercisable at $0.02, $0.03 and $0.05 per share (ii) warrants for 770,832 shares of common stock exercisable at $0.03 with a five year life exercisable one year from the note date as long as the holder did not demand payment prior to the maturity date.  These securities may not be converted and exercised until we have increased our authorized shares to 1.5 billion.

The sale of the Notes was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to us that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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