Form 10-K
period 2008-02-29
Zealous Trading Group, Inc.
filed 2008-06-11
CIK 1085129

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED FEBRUARY 29, 2008

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number: 000-26383

Zealous Trading Group, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	88-0325940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1800 Century Park East, Suite 200 Los Angeles, CA 90067 (Address of Principal Executive Offices)

310-895-7778
(Registrant’s Telephone Number, Including Area Code)

 (Former name, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Title of class:  Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates as of August 31, 2007, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $2,749,887. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

The number of shares of registrant’s common stock outstanding, as of June 2, 2008 was 318,470,587.

ZEALOUS TRADING GROUP, INC.
Annual Report on Form 10-K for the
Period Ended on February 29, 2008

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “we,” “us” and “our” herein refer to Zealous Trading Group, Inc. and its subsidiaries, after giving effect to the Agreement and Plan of Merger among the Zealous Trading Group, Inc. its wholly-owned subsidiary, ASNI II, Inc. and Zealous Holdings, Inc. which closed on May 9, 2008.  As a result of the merger closing after the Company’s fiscal year end, the audited financials included herein, and related disclosures, reflect the Company at February 29, 2008 and do not include Zealous Holdings.

PART I

ITEM 1.    Description of Business

Overview

We were originally incorporated under the laws of the state of Nevada on September 25, 1978 as Casino Consultants, Inc. Prior to September 1992, we had no operations. On September 15, 1992, we entered into an Agreement and Plan of Reorganization with Ad Show Network, Inc., a Nevada corporation, whereby we acquired the assets of Ad Show Network, Inc., subject to liabilities, for shares of our common stock. On September 15, 1992, we changed our name to A.S. Network, Inc. On October 14, 1992, we changed our name to Ad Show Network, Inc. On August 17, 1995, we changed our name to Atlantic Syndication Network, Inc. On July 16, 2007, we entered into an Agreement and Plan of Merger with our wholly-owned subsidiary, ASNI II, INC., a Delaware corporation and Zealous Holdings, which was subsequently amended on February 15, 2008 and April 30, 2008. Pursuant to the Agreement and Plan of Merger, which closed on May 9, 2008, Zealous Holdings merged with and into ASNI-II, with ASNI-II as the surviving corporation of the merger, As a result of the merger, the business of Zealous Holdings became the business of ASNI-II, , and through which our operations are conducted. Additionally, on October 5, 2007, we changed our name from Atlantic Syndication Network, Inc. to Zealous Trading Group, Inc.

ASNI-II carries out its business through its operating subsidiaries, Zealous Asset Management, LLC, or ZAM and Zealous Capital Markets LLC, or ZCM.  ZCM wholly-owns and operates Zealous ATS LLC, or ZATS, which is the principal focus of the Company going forward. ZATS plans to be a marketplace to offer an integrated electronic platform for the trading of alternative assets globally. The ZATS marketplace is a global community of trading counterparties in our targeted products and services providing an infrastructure in which to optimize and support investment and trading strategies for participants.

Our principal executive offices are located at located at 1800 Century Park East, Suite 200, Los Angeles, California 90067, and our telephone number is (310) 895-7778.

ASNI-II Inc. Business and History

ASNI-II is a Delaware corporation formed in July 2007 and our  wholly owned subsidiary.. ASNI-II carries out its business through its operating subsidiaries, Zealous Asset Management LLC, a California registered investment advisory firm, or ZAM, and Zealous Capital Markets LLC, an FINRA/SIPC (as defined hereinafter) registered broker-dealer, or ZCM. ZAM began operations in 1998 and up until December 31, 2007, provided investment management services to private investment funds and managed accounts. ZCM, formed in June of 2005, focuses on and provides brokerage and boutique investment banking services to individuals and institutions as well as manages and operates Zealous ATS, LLC, or ZATS, formed in September of 2007, which plans to be a global electronic marketplace used to support and execute trades for buyers and sellers of restricted and illiquid securities . ZATS is wholly-owned by ZCM.

The following is a description of ASNI-II’s business:

OVERVIEW

ASNI-II, Inc.

ASNI-II is a Los Angeles, California-based financial services holding company that provides, through its wholly-owned operating subsidiaries, a broad range of securities, brokerage and trading, merchant and investment banking related services primarily to institutional clients and accredited individual investors, as well as an alternative trading system for illiquid and restricted securities.

Zealous Asset Management LLC

Zealous Asset Management LLC, a Delaware limited liability company, is an investment adviser registered in the State of California that was responsible up until December 31, 2007, for providing asset management and advisory services to private investment funds and managed accounts for individual clients and institutional clients. The advisory services included, among others, providing advice regarding asset allocation and the selection of investments.

ZAM also provided advisory services on a discretionary basis to the following private investment funds: Zealous Partners, LLC, a Delaware limited liability company; and Ault Glazer Capital Partners, LLC (fka Ault Glazer Bodnar Acquisition Fund, LLC), a Delaware limited liability company, which commenced operations in July 2005. The funds operated as pooled investment vehicles intended to provide diversification, management expertise and other advantages to clients. ZAM may, in the future, provide investment advisory services to other pooled investment vehicles that may be similar to, or different from, the Funds.

ZAM’s investors in the funds may have included any of the following: individuals, banks and thrift institutions; investment companies; private businesses; private and governmental retirement, pension and profit-sharing plans; trusts; estates; endowments, foundations, “Taft Hartley” Plans, charitable organizations and corporations as well as other business entities.

ZAM is currently registered as an investment adviser under the laws of the State of California, and may register as an investment adviser with the SEC in the future pursuant to Section 203 of the Investment Advisers Act of 1940, as amended.

Zealous Capital Markets, LLC

Zealous Capital Markets, LLC, a broker-dealer registered with the Financial Industry Regulatory Authority, Inc., or FINRA and Securities Investor Protection Corporation, or SIPC, operates the Zealous ATS electronic trading platform that provides specialized trading and settlement services for buyers and sellers of restricted, illiquid securities and alternative assets. The business of ZCM is that of a $100,000 broker/dealer operating pursuant to SEC Rule 15c3-1 (a)(2)(i). The firm's business activities are limited pursuant to its Membership Agreement dated October 6, 2005 with FINRA Los Angeles District Office, which is available upon request.

ZCM operates as a fully-disclosed introducing broker-dealer, and therefore relies on its clearing firm, Wedbush Morgan Securities, Inc., or Wedbush, to provide the back office support and transaction processing services necessary to effect transactions on all principal national and international securities exchanges. Wedbush also acts as custodian for client accounts, and will generally clear (on the basis of payment against delivery) the securities transactions which are effected through ZCM.

ZCM is currently licensed to conduct brokerage activities in the following states – AL, AZ, CA, CO, CT, DE, FL, GA, MA, MN, MO, NV, NJ, NY, OK, TN, TX, UT, WA. ZCM expects to become registered in other states as its business activities warrant.

Zealous ATS, LLC

ZCM wholly-owns and operates Zealous ATS, LLC, (alternative trading system), or ZATS, which plans to be a global electronic marketplace used to support and execute trades for buyers and sellers of restricted and illiquid securities. ZATS plans to be a marketplace to offer an integrated electronic platform for the trading of alternative assets globally. The ZATS marketplace is a global community of trading counterparties in our targeted products and services providing an infrastructure in which to optimize and support investment and trading strategies for participants.

ZATS has been tested and used successfully for over 18 months with a major New York Stock Exchange financial institution, trading a single stock under Rule 144a. Now, ZATS has been rolled out to a limited number of users, providing them the ability to trade restricted stock and illiquid securities of over 1,100 public and private company securities on a negotiated basis. The next generation of ZATS, now under development, will offer an integrated electronic platform for the trading of alternative assets globally. The ZATS marketplace will be a global community of trading counterparties. The intention is to provide an infrastructure on which to optimize the investment and trading strategies for participants.

ZCM provides customer support to ZATS member base through its sales, trading, back office and settlement specialists who are assigned to service specific member groups and facilitate transactions and order flow. Participants will include:

·	Hedge funds, RIA's, mutual funds, pension funds;
·	Venture capital, private equity and real estate funds;
·	Investment banking boutiques, domestic and foreign broker dealers;
·	Family offices, and bank trust departments;
·	Corporate insiders;
·	Domestic and foreign public and private issuers;
·	Alternative market data providers;
·	Independent research providers;
·	Investor relations and PR firms; and
·	Specialty Media and data providers.

PRODUCTS AND SERVICES AND INDUSTRY

Our sole focus is currently on the ZATS trading platform – which it offers primarily to accredited private clients, broker dealers, hedge funds, family offices, mutual funds, corporations, and other accredited financial intermediaries. The ZATS marketplace will be a global community of trading counterparties in our targeted products and services providing an infrastructure in which to optimize and support investment and trading strategies for participants.

The products and services to be provided by ZATS are as follows:

·	Secondary trading of restricted stock, warrants, and convertible debt of public and private companies;
·	PIPE and other Private Placement issuance;

·	Alternative Public Offerings;
·	Private and non-traded REITS;
·	Secondary LP interests of VC, PE, LBO, and RE partnerships;
·	New Private Fund Offerings;
·	Private Company Trading portals;
·	Emerging and frontier markets debt and equity securities; and
·	Structured equity and debt products.

Private Investment in Public Equity (PIPE)

Underwriters, issuers and investors of the $50-$75 billion annual market for private placements and PIPE issuances can use ZATS electronic platform to list transactions or view available offerings. ZATS will be useful for corporate issuers looking to raise capital or investment banks looking to list transactions. ZATS will allow greater access to a wide array of both institutional and accredited individual investors in a cost effective and efficient format.

ZATS provides all aspects of deal issuance serving all participants by addressing the entire capital-raising process, from origination to final settlement and simplifying the transaction process. All documentation including PPM’s, subscription documents, executive summaries and management presentations are full service electronic document delivery. ZATS also offers issuers the ability to use our “Virtual Road Show” format, allowing for video presentations online reducing the expensive and time consuming need of traveling nationwide as with traditional road shows.

For PIPE investors, ZATS lists PIPE offerings in one central location giving the investor access to diverse and extensive deal flow across many industries and market capitalizations, all electronically and seamlessly.

ZATS also plays a key role for companies who have just completed reverse mergers as these companies typically seek financing in a PIPE structure after their mergers are complete and they are public. ZATS will offer these companies a platform in which to list their PIPE offerings, including emerging growth companies from outside the U. S. including, China, India, and other emerging market economies.

Restricted Securities

ZATS provides holders of restricted stock, illiquid warrants and convertible debt of public companies whom are either limited or not able to sell in the public markets because of legal or contractual restrictions, the ability to offer their securities for sale on its private electronic trading platform to a diverse group of accredited members in private transactions. ZATS uses resale exemptions to execute the majority of restricted stock transactions allowing a holder of restricted securities to rely on the exemption to sell amounts beyond the rule 144 limitations.

Using our centralized trading platform, ZATS offers buyers and sellers of restricted securities a cost effective marketplace and platform to transact and settle with institutional and accredited individual investors.

Rule 144a Securities – “Global AXess”

The growth of the Rule 144a private placement market for equities has been dramatic over the past five years due to many companies reluctance to list publicly on U.S. exchanges because of costly Sarbanes Oxley compliance issues. Rule 144a issuance has grown from $70 billion in 2002 to over $221 billion in 2006.

To meet this need there have been several proprietary electronic trading platforms recently launched dedicated to the issuance of Rule 144a equity securities such as Nasdaq’s Portal, Goldman Sachs GS TRuE, Bear Stearns Best Market, and OPUS-5 created by a group of investment banks. Only Qualified Institutional Buyers or QIB’s (institutions with a minimum of $100million in discretionary assets) are eligible to purchase these securities.

To address the demand of these participants, ZATS has created a portal for Rule 144a securities within its platform for issuers, underwriters and investors called “Global AXess”. Global AXess will work as a neutral marketplace for participants who want to issue and resell these securities in the secondary market and access a diverse group of ZATS QIB members. Having access to a more centralized marketplace offers Rule 144a investors improved liquidity, transparency and price discovery as many of the current platforms are either closed or limited access systems.

Global AXess will allow newly formed Rule 144a trading platforms to route orders through our system by providing them the ability to list secondary offerings anonymously as an alternative source of liquidity and accessing ZATS QIB members. ZATS also welcomes foreign issuers looking to raise capital using Rule 144a to list their transaction on our electronic marketplace.

Thinly Traded Registered Stock

Holders of concentrated positions of thinly traded non NMS (National Market System) registered stock (OTCBB and Pink Sheet quoted) that trade less than 50,000 shares a day can list their securities for sale on ZATS in block transactions to its qualified accredited members privately and gain the needed liquidity that may have been difficult or impossible to access publicly and bypass listing their securities in a standard public offer and potentially depressing the price.

Buyers of these securities can purchase stock in large blocks at discounts from where the securities trade publicly and complete previously hard to fill positions or just take advantage of attractive arbitrage opportunities without bidding prices up, all electronically and anonymously bypassing the traditional method of directly contacting holders or Wall Street block trading desks and suffering information leakage.

Private Equity – Domestic and Emerging Growth Countries

Private companies who are planning on becoming public within 12 months can utilize ZATS to raise capital in preparation for their public offering in what we call an alternative public offering or “APO” (a contemporaneous reverse merger transaction with a private placement equity capital raise).

ZATS provides private companies an organized efficient method by which to raise capital, and allow investors a secondary market in which to access liquidity if needed. Many companies who complete a reverse merger will immediately want to raise capital via a PIPE offering on ZATS, making a ZATS private listing an easy transition to a funding as a public company.

This market will also provide ZATS with many potential restricted stock offerings as both insiders and officers of the recently pubic companies will be holding large blocks of restricted stock in which they may seek liquidity. ZATS will offer this platform to growth companies from the emerging growth economies specifically in the BRIC countries (Brazil, Russia, India and China).

IPL (Initial Private Listing)

For private companies who have no intention of becoming public they can apply to use ZATS platform for an IPL (initial private listing) providing issuers and shareholders many of the same services as their public counterparts (allowed within the SEC legal constraints), including secondary liquidity and trading capability through a private trading board for the company and its shareholders, along with an issuer portal and electronic settlement and transfer services.

By staying private but allowing secondary liquidity a company has greater independence, easier access to capital for long term growth, eliminates many of the costs of being public and avoids Sarbanes-Oxley, allowing greater privacy, and reduced legal and regulatory risk.

Emerging Markets

The case for investment in global emerging markets is strong, based on a number of factors:

·	Continued growth in the mobility of capital;
·	Demographic trends encouraging stronger growth in emerging markets;
·	Improvement in corporate governance and emphasis on profit growth;
·	The tendency of outsourcing from corporations in developed economies; and
·	Diversification and portfolio risk management benefits.

Investors looking for opportunities in other parts of the world can access ZATS emerging markets listings that are offered by our broker dealer members who specialize in these niche markets and have the right combination of regional experience and market intelligence. Emerging economies in regions of Asia, Latin America, and Eastern Europe have registered some of the highest rates of growth in the world and the inevitable rise in earning capacity is being accompanied by an absolute fall in risk levels providing investors with superior risk adjusted returns.

Private Partnership Offerings and Secondary LP Interests

Alternative funds looking to raise capital can use ZATS marketplace and syndicate their offering to ZATS accredited investor member base. ZATS funds market will include, hedge funds, real estate funds, venture capital and private equity funds. Private funds typically face some of the same challenges as issuers seeking capital. ZATS will create a “New Fund Offerings” page for private funds seeking capital targeting fund investors and marketing specialists who raise capital for private funds, including third party marketers, broker dealers, pension funds, FOF’s, endowments, and family offices.

One of the challenges that investors in private partnerships face is the inherent lack of liquidity of the structure. Whether it’s a private equity fund, real estate fund, or venture capital fund, secondary liquidity and valuing fractional interests is not commonly available. ZATS provides a secondary market for fractional fund interests providing limited partners and potential buyers of these interests the ability to transact at attractive prices in the secondary market through ZATS.

Structured Equity and Debt Products

The market for OTC traded and issued structured equity and debt products for both small domestic and foreign issuers is extremely fragmented and no centralized marketplace exists where buyers and sellers can trade these instruments. Securities offered on ZATS include short term collateralized bridge loans, debt with attached warrants, equity backed loans with aged rule 144 stock, convertible debt, equity linked notes, and capital guaranteed structures. Using ZATS platform issuers can access our diverse investor base and put out their proposed debt or equity structure for competitive bidding and receive timely financing at more favorable terms that the current standard process.

COMPETITION

ZATS

ZATS has several competitors, including:

·	Restricted Stock Partners, which operates it own proprietary network of more than 400 institutional and accredited investors representing over $200 billion in assets available for investment;
·
UnifiedMarket, which operates as an electronic portal that facilitates Indications of Interest {IOI} postings by Issuer Members of Preliminary Term Sheets for private placements of securities. UnifiedMarket does not broker—or even know about—trades. It is an information exchange open to the general public, but with a firewall that allows only qualified investors to search for deals in restricted securities; and

·
Nasdaq Portal and the Nasdaq Alliance, which is an electronic trading platform for rule 144a securities which partners with companies such as Goldman Sachs, Bear Stearns, JPM, Merrill Lynch, and others to facilitate rule 144a transactions. Rule 144a transactions can only be marketed to QIB’s (Institutional Qualified Buyers) who have commingled assets of $100mm.

ZCM

In recent years there has been substantial convergence among companies in the financial services and investment industries. A large number of corporate entities, including, commercial banks, insurance companies and other broad-based financial services companies have established or acquired broker-dealers and asset management firms to compliment their existing lines of business. ZCM competes for asset management, sales and trading, investment banking and capital markets business directly with large Wall Street securities firms, securities subsidiaries of major commercial bank holding companies, U.S. securities subsidiaries of large U.S. and foreign institutions, and major regional securities firms. In its asset management business, ZCM competes with the same firms and with, venture capital firms, commercial banks and smaller niche players.

ZAM

The competition within the hedge fund industry is very intense, and the success of any fund depends upon not only past returns but the amount of assets under management, in which the hedge fund bases its fees and performance incentives. The amount of money managed depends on the funds contacts within the 3rd party marketing community as they are professionals who raise the capital for the funds.

REGULATION OF THE FINANCIAL SERVICES INDUSTRY

We are subject to regulation by several federal agencies, including the Securities Exchange Commission, or the SEC and FINRA as well as state regulators. The SEC is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, or SROs, principally FINRA (and its subsidiaries FINRA Regulation, Inc. and the NASDAQ), and the national securities exchanges. These organizations (which are subject to oversight by the SEC) govern the industry, monitor daily activity, conduct periodic examinations of member broker-dealers, and regulate, among other things, the scope of business, investment activities, capital levels, reserves against deposits, collateral requirements, transactions with insiders and certain affiliates, the establishment of branches, mergers, acquisitions, consolidations, the issuance of equity and debt, and the payment of dividends.

Broker-dealers, alternative trading systems and investment advisers are subject to regulation covering virtually all aspects of their businesses. These regulatory authorities have adopted rules that govern the securities industry and, as a normal part of their procedures, conduct periodic examinations of the securities brokerage and asset management operations. Additional legislation, changes in rules promulgated by the SEC, FINRA, foreign regulatory agencies, or any self-regulatory organization, or changes in the interpretation or enforcement of existing laws and rules, may directly affect our mode of operation and profitability. In the United States, brokerage firms and certain investment advisers also are subject to regulation by state securities commissions in the states in which they conduct business. These regulatory authorities, including state securities commissions, may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer or investment adviser, its officers or employees.

Regulation of Subsidiaries

Broker-Dealer Subsidiary

As a result of federal and state registration and SRO memberships, ZCM is subject to overlapping schemes of regulation which cover all aspects of its securities businesses. Such regulations cover matters including capital requirements, uses and safe-keeping of clients’ funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, suitability determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers’ trades and disclosures to customers.

As a broker-dealer registered with the SEC and as a member firm of FINRA, ZCM is subject to the net capital requirements of the SEC and FINRA. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements that the firm is required to maintain and also limits the amount of leverage that the firm is able to obtain in its respective business.

Net capital is essentially defined as net worth (assets minus liabilities, as determined under generally accepted accounting principles), plus qualifying subordinated borrowings, less the value of all of a broker-dealer’s assets that are not readily convertible into cash (such as furniture, prepaid expenses and unsecured receivables), and further reduced by certain percentages (commonly called haircuts) of the market value of a broker-dealer’s positions in securities and other financial instruments. The amount of net capital in excess of the regulatory minimum is referred to as excess net capital.

Compliance with regulatory net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our broker-dealer, which in turn could limit our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock.

A failure of a U.S. broker-dealer to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its FINRA membership, its registration with the SEC or require its liquidation. Further, the decline in a broker-dealer’s net capital below certain early warning levels, even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer and to us.

In the event of non-compliance by us with an applicable regulation, governmental regulators and one or more of the SROs may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer, the suspension or disqualification of officers or employees or other adverse consequences. The imposition of any such penalties or orders on us or our personnel could have a material adverse effect on our operating results and financial condition.

Zealous ATS, LLC – Alternative Trading System

The SEC regulations that govern ZATS business are very specific and ZATS’ business process and electronic platform conforms to those regulations. These include:

·	Restricted transaction settlement documents
·	ZATS password protected platform the prevents general solicitation
·	ZATS client base which is restricted to accredited investors
·	The negotiated nature of ZATS transaction process
·	ZATS is operated by Zealous Capital Markets, a broker dealer

ZATS is currently a private trading platform regulated in the context of FINRA jurisdiction of the broker/dealer, ZCM. In the future, ZATS broad market adoption of the ZATS trading platform may lead to ZATS being regulated as an alternative trading system in which case it would fall under Regulation Alternative Trading System (Regulation ATS).

Similarly, ZATS is regulated in the context of respective state jurisdictions of the broker/dealer, ZCM. In the future, ZATS may be regulated as an alternative trading system under respective state laws as applicable.

Asset Management Subsidiary

ZAM is currently registered as an investment adviser with the State of California. The firm may register as an investment adviser with the SEC in the near future upon qualification for such registration. As an investment adviser registered in the State of California, ZAM is currently subject to the rules and regulations of that state. Additionally, if ZAM becomes registered with the SEC, it will be subject to the requirements of the Investment Advisers Act of 1940 and the SEC’s regulations thereunder. In general, the regulatory requirements relating to advisors are generally, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the federal securities laws.

In connection with ZAM’s activities, the private investment vehicles that ZAM managed, principally relied on exemptions from registration under the federal securities laws (e.g. Investment Company Act of 1940 and Investment Advisers Act of 1940), and under certain state securities laws and the laws of various foreign countries. Failure to comply with the initial and continuing requirements of any such exemptions could have a material adverse effect on the manner in which ZAM and these vehicles carried on their activities, including penalties similar to those listed above for broker-dealers, up until December 31, 2007

EMPLOYEES

We had 16 full time employees as of June 1, 2008. We consider our relations with our employees to be good.

Item 1A.    Risk Factors

You should carefully consider the following risk factors and all other information contained herein in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in document, including our consolidated financial statements and the related notes.

Risks Relating to Our Business:

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $70,700,971 and $449,179 for the years ended February 29, 2008 and February 28, 2007, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits will depend upon various factors, including whether we will be able to increase revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

We will require additional funds to develop our ZATS trading platform. We anticipate that we will require approximately $2 million to fund our anticipated operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations.

There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About Our Ability to Continue as a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated June 6, 2008, our independent registered public accounting firm stated that our financial statements for the year ended February 29, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our stock holders’ deficiency of $71,270,092 as on February 29, 2008 and a net loss of $70,700,971 for the year ended February 29, 2008. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Many of Our Competitors are Larger and Have Greater Financial and Other Resources than We do and Those Advantages Could Make it Difficult for Us to Compete With Them

The general market for our products and services is extremely competitive and includes several companies which have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

Insufficient Systems Capacity or Systems Failures could Harm our Business.

Our business depends on the performance and reliability of the computer and communications systems supporting it. Notwithstanding our current capacity, heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. If our systems cannot be expanded successfully to handle increased demand, or otherwise fail to perform, we could experience disruptions in service, slower response times, and delays in introducing new products and services.

Our trading activities may be impacted by system failures of other trading systems, as a result of which we may be required to suspend trading activity in particular stocks or cancel previously executed trades under certain circumstances. These consequences could result in lower trading volumes, financial losses, decreased customer service and satisfaction, litigation, customer claims or regulatory sanctions.

Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage or terrorism, computer viruses, intentional acts of vandalism, and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service could impair our reputation, damage our brand name and negatively impact our revenues. We also rely on a number of third parties for systems support. Any interruption in these third-party services or deterioration in the performance of these services could also be disruptive to our business and have a material adverse effect on our business, financial condition and operating results. We cannot predict the likelihood that services provided by third parties may be interrupted.

Our Inability to Protect our Intellectual Property Rights could Adversely Affect our Business.

To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, customers, strategic investors and others. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to protect our intellectual property adequately could harm our brand and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, financial condition and operating results.

In the future we may be subject to intellectual property rights claims, which may be costly to defend, could require us to pay damages and could limit our ability to use certain technologies. We currently do not own any patents although we have applied with the United States Patent and Trademark Office for patents. As a result, we could in the future face allegations that we have infringed or otherwise violated the intellectual property rights of third parties. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. Successful challenges against us could require us to modify or change or discontinue use of the portions of our technology that are found to be infringing or violating the rights of others or to obtain licenses from third parties.

Our Exposure to Legal Risks and Claims may have an Adverse Effect on our Business and Results of Operations.

We face legal risks in our businesses. These risks include potential liability under securities or other laws for unauthorized or erroneous trade execution, breach of contract, unlicensed trading or materially false or misleading statements made in connection with securities and other transactions. Many of these risks may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We could incur significant legal expenses in defending against litigation.

Failures in our Compliance Systems could Subject us to Significant Legal and Regulatory Costs.

Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit and risk management personnel. These systems and procedures may not be fully effective. We face the risk of intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of actual or alleged non-compliance with regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which can be substantial. Any failure to comply with applicable laws and rules could adversely affect our business, reputation, financial condition and operating results and, in extreme cases, our ability to conduct our business or portions thereof.

If our Risk Management Methods are not Effective, our Business, Reputation and Financial Results may be Adversely Affected.

We have adopted policies and procedures to identify, monitor and manage our risks. These policies and procedures, however, may not be fully effective. Some of our risk management methods depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected.

If We Are Unable to Retain the Services of Mr. Ault, or If We Are Unable to Successfully Recruit Qualified Managerial and Sales Personnel Having Experience in Business, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued service of Mr. Milton C. Ault III, our Chief Executive Officer and a Director. We do not have an employment agreement with Mr. Ault. Loss of the services of Mr. Ault could have a material adverse effect on our growth, revenues, and prospective business. We do maintain key-man insurance on the life of Mr. Ault. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Potential Product Liability Claims Could Affect Our Earnings and Financial Condition.

We face a potential risk of liability claims based on our products and services. We currently do not have any product liability coverage. We cannot assure, however, that we will be able to obtain or maintain this insurance at reasonable cost and on reasonable terms. We also cannot assure that this insurance, if obtained, will be adequate to protect us against a product liability claim, should one arise. In the event that a product liability claim is successfully brought against us, it could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

Risks Relating to Our Common Stock:

If We Fail to Remain Current in Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. Additionally, in the event that a company fails to timely file three of their quarterly and annual reports under Section 13 within a two year period, the company will be ineligible to have their securities quoted on the OTC Bulletin Board for a one year period. We have filed two reports within the last two years that were not timely. If we fail to remain current on our reporting requirements for the next two years, we will be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 1B.         Unresolved Staff Comments.

None.

ITEM 2.    Properties

Our principal office is located at 1800 Century Park East, Suite 200, Los Angeles, CA 90067.  We lease approximately 12,907 square feet of space, which expires on February 14, 2011.  We sublease approximately 8,000 to 8,500 square feet to an unrelated entity.  The monthly rental and sublease portion on the lease is as follows:

Months of Lease Term	Aggregate Monthly Installment of Base Rent	Sublessee Portion
January 2008-December 2008	$34,232.60	$20,800
January 2009-December 2009	$35,259.58	$20,800
January 2010-February 2011	$36,317.27	$20,800

We also maintain a branch office in New York where ZCM provides brokerage services to clients and operates ZATS.  The New York office is located at 230 Park Avenue, 10th Floor, New York, NY 10169.  ZCM leases approximately 900 square feet and pays $13,081 per month (which is for monthly rent and additional executive services).  This lease expires on June 30, 2008.

On or about April 18, 2008, we signed a lease for office space located at 15641 Red Hill Avenue, Tustin, CA 92780.  We lease approximately 10,767 with 9,293 as usable square feet and pays $7,267.73 per month.  The term of the lease is from June 1, 2008 through May 31, 2011.

ITEM 3.    Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Bodnar Capital Management, LLC v. Zealous Asset Management, LLC, Docket 308 CV 199

On or about February 14, 2008, Corporate Creations Network, Inc. the agent for service of process for Zealous Asset Management, LLC, was serviced with a summons and complain in connection with a lawsuit filed by Bodnar Capital Management, LLC.  The complaint was filed in United States District Court for the District of Connecticut and seeks damages in the amount of $600,000 plus interest and attorney fees.   The parties are currently negotiating a settlement

ITEM 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently listed on the OTC Bulletin Board under the symbol “ZLST.” Prior to October 5, 2007, our common stock was listed on the OTC Bulletin Board under the symbol “ASNI.”

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Period	High	Low

Fiscal Year Ended February 28, 2007:
First Quarter	$0.12	$0.01
Second Quarter	$0.05	$0.02
Third Quarter	$0.09	$0.02
Fourth Quarter	$0.04	$0.01

Fiscal Year Ended February 29, 2008:
First Quarter	$0.02	$0.01
Second Quarter	$0.06	$0.01
Third Quarter	$0.28	$0.04
Fourth Quarter	$0.20	$0.08

Fiscal Year Ended December 31, 2009:
First Quarter (1)	$0.26	$0.02

(1)  As of June 4, 2008, the closing sale price of common stock, as obtained from inter-dealer quotations on the OTC Bulletin Board, was $0.091 per share.

Holders

As of June 2, 2008, we have approximately 169 holders of our common stock and a total of 318,470,587 shares issued and outstanding.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent of our common stock is OTC Stock Transfer, Inc. with address at 231 E 2100 S, Salt Lake City, UT 84115-2187.

Dividends

We have never declared or paid any cash dividends on our common stock.  We do not anticipate paying any cash dividends to stockholders in the foreseeable future.  In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Equity Compensation Plan Information

The following table sets forth certain information about the common stock that may be issued upon the exercise of options under the equity compensation plans as of June 4, 2008.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Including Shares Reflected in the First Column)

Equity compensation plans approved by shareholders	7,425,000	$0.03	5,565,000
Equity compensation plans not approved by shareholders	-	$-	-
Total	7,425,000	$0.03	5,565,000

 Stock Option Plans

In May 1999, we adopted a stock warrant plan expiring February 28, 2009, providing for two previous members of the board of directors to receive 325,000 stock warrants at an exercise price of $.25 per share. No warrants have been exercised to date.

On March 2, 2005, we adopted a 2005 Non-Qualified Stock & Stock Option Plan for issuance of common stock and options to employees and consultants of the company, and registered 3,100,000 shares underlying the Stock Plan on a Form S-8 Registration Statement, 3,100,000 shares were issued out of this plan for consulting, legal and service agreements during the corporate year. There are 1,240,000 shares available for issuance under this plan.

Our Board of Directors and stockholders adopted the 2007 Equity Incentive Plan, or the 2007 Plan, on October 19, 2007 which reserves a total of 4,000,000 shares of Common Stock for issuance under the 2007 Plan.  If an incentive award granted under the 2007 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2007 Plan.

Shares issued under the 2007 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2007 Plan.  In addition, the number of shares of Common Stock subject to the 2007 Plan, any number of shares subject to any numerical limit in the 2007 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in outstanding Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

It is expected that the compensation committee of the Board of Directors, or the Board of Directors in the absence of such a committee, will administer the 2007 Plan.  Subject to the terms of the 2007 Plan, the compensation committee would have complete authority and discretion to determine the terms of awards under the 2007 Plan.

Grants

The 2007 Plan authorizes the grant of nonqualified stock options, incentive stock options, reload options, restricted stock awards, and stock appreciation rights, as described below:

Options granted under the 2007 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share.  The exercise price for shares of Common Stock covered by an option cannot be less than the fair market value of the Common Stock on the date of grant unless agreed to otherwise at the time of the grant.  The compensation committee may also grant options with a reload feature.

Restricted stock awards may be awarded on terms and conditions established by the compensation committee, which may include the lapse of restrictions on the achievement of one or more performance goals.

Stock appreciation rights, or SARs, entitle the participant, upon exercise of the SAR, to receive a distribution in an amount equal to the number of shares of Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of Common Stock on the date of exercise of the SAR and the market price of a share of Common Stock on the date of grant of the SAR.

No grants of nonqualified stock options, incentive stock options, reload options, restricted stock awards, and stock appreciation rights have been made under the 2007 Plan.

Duration, Amendment and Termination

The Board of Directors is expected to have the power to amend, suspend or terminate the 2007 Plan without stockholder approval or ratification at any time or from time to time.  No change may be made that increases the total number of shares of Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by stockholders within one year.  Unless sooner terminated, the 2007 Plan would terminate ten years after it is adopted.

RECENT SALE OF UNREGISTERED SECURITIES AND EQUITY PURCHASES BY THE COMPANY

In early March 2008, we entered into three subscription agreements and sold an aggregate of 4,250,000 shares of its Common Stock at $0.04 per share and warrants to purchase an aggregate of up to 2,125,000 shares of its Common Stock in a private placement transaction to three accredited investors. The warrants are exercisable for a period of three years, have an exercise price equal to $0.05. We received gross proceeds of $170,000.

Pursuant to the Merger among us, ASNI-II, Inc. and Zealous Holdings, Inc., which closed on May 9, 2008, we issued 248,341,573 shares of common stock to Zealous Holdings shareholders, and 199,607 of preferred stock to Zealous Holdings shareholder.  One shareholder of Zealous Holdings Inc. has not surrendered its certificate of Zealous Holdings, Inc., which upon surrendering it, we will be obligated to issue 80,844,638 shares of common stock to such shareholder.

On March 3, 2008, we entered into a Asset Purchase Agreement dated March 3, 2008 (the “Agreement”), with Transfer Online Technologies Development, LLC (“TOLTD”), pursuant to which we purchased from TOLTD all rights, title and interest in and to the online/electronic trading platform, including without limitation, the source code, software, any and all intellectual property rights and title related to such trading platform, excluding any licenses for third party software necessary for the performance of the trading platform.   The purchase price was $1,000,000, which was paid as follows: (i) $93,500 in cash and (ii) a mandatory convertible note in the principal amount of $906,500.  The convertible note bears interest at the rate of 6% per year, commencing on October 11, 2007 and interest and principal are payable in full on March 3, 2009.  The principal and accrued interest on the convertible note is automatically convertible into shares of our common stock at a rate of $0.08 per share (the average market price of the stock on October 11, 2007, when the terms of the transaction were agreed upon).  The note is convertible upon us obtaining shareholder approval to amend our Articles of Incorporation to increase our authorized shares of common stock to 1,500,000,000 and such amendment being filed with the Secretary of State of the State of Nevada.  The convertible note has customary default provisions.  The closing of the transaction is subject to the approval of our board of directors.

Between May 29, 2007 through May 9, 2008, we issued 11,307,554 shares of Common Stock to various employees, directors, consultants and creditors. The Common Stock was issued for services and payment of accrued interest. Between October 3, 2007 through April 3, 2008, we issued 27,655,200 warrants to purchase additional shares of our common stock to consultants and creditors.  The terms of the warrants vary as some warrants are a term of 5 years and an exercise price of $.0.03 per share and other warrants are a term of 3 years and an exercise price of $.03

For each of the above transactions exempt from registration requirements under Rule 506, the individuals and entities to whom we issued securities are unaffiliated with us. For each of such sales, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act. Each of such persons represented to us that they were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons had access to our Securities and Exchange Commission filings.

ITEM 6.    Selected Financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

Special Note on Forward-Looking Statements. Some of the statements contained in this annual report on Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this annual report Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
•	Our ability to raise capital when needed and on acceptable terms and conditions;
•	The intensity of competition; and
•	General economic conditions.

All written and oral forward-looking statements made in connection with this annual report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and we cannot assure you of the accuracy or completeness of the data included in this report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See "Risk Factors" for a more detailed discussion of uncertainties and risks that may have an impact on future results.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and "Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

Overview

We were originally incorporated under the laws of the state of Nevada on September 25, 1978 as Casino Consultants, Inc. As a result of the Merger our wholly-owned subsidiary, ASNI II and Zealous Holdings, which closed on May 9, 2008, Zealous Holdings merged with and into ASNI-II, with ASNI-II as the surviving corporation of the Merger. As a result of the Merger, the business of Zealous Holdings became the business of ASNI-II, and through which our operations are conducted. Additionally, on October 5, 2007, we changed our name from Atlantic Syndication Network, Inc. to Zealous Trading Group, Inc.

ASNI-II carries out its business through its operating subsidiaries, Zealous Asset Management, LLC, or ZAM and Zealous Capital Markets LLC, or ZCM.  ZCM wholly-owns and operates Zealous ATS LLC, or ZATS, which is our principal focus going forward. ZATS plans to be a marketplace to offer an integrated electronic platform for the trading of alternative assets globally. The ZATS marketplace is a global community of trading counterparties in our targeted products and services providing an infrastructure in which to optimize and support investment and trading strategies for participants.

ZATS has been tested and used successfully for over 18 months with a major NYSE financial institution, trading a single stock under Rule 144a. Now, ZATS has been rolled out to a limited number of users, providing them the ability to trade restricted stock and illiquid securities of over 1,100 public and private company securities on a negotiated basis.  The next generation of ZATS, now under development, will offer an integrated electronic platform for the trading of alternative assets globally. The ZATS marketplace will be a global community of trading counterparties. The intention is to provide an infrastructure on which to optimize the investment and trading strategies for participants.

Our principal executive offices are located at located at 1800 Century Park East, Suite 200, Los Angeles, California 90067, and our telephone number is (310) 895-7778

Results of Operations for the year ended February 29, 2008 compared to year ended February 28, 2007

We generated $0 in operating revenues for the year ended February 29, 2008 compared to $16,033 in operating revenues for the year ended February 28, 2007. This is because no production activity was undertaken during the year ended February 29, 2008.

During the year ended February 29, 2008 and February 28, 2007, we incurred operating expenses of $997,921 and $394,368, respectively, an increase of $564,803 because of increased operating activities.

We incurred $158,383 in interest expense during the year ended February 29, 2008 compared to $70,844 in interest expense during the year ended February 28, 2007 because of increased borrowings and various notes issued during the year ended February 29, 2008. During the year ended February 29, 2008 the Company recorded a non-cash expense of $66,775,876 in expenses for derivative liability related to derivative activity during the year ended February 29, 2008, non-cash amortization of discount on debt for the year ended February 29, 2008 of $2,280,441 and deferred financing cost of $954,751.  There was no derivative expense, amortization of debt discount and financing costs during the year ended February 28, 2007.

The net operating loss figures for the year ended February 29, 2008 and February 28, 2007 were $997,921 and $378,335, respectively. This increase in net loss was the result of increase in operating expenses.

Liquidity and Capital Resources

We had $133 in available cash as at February 29, 2008. The available cash balance as at February 28, 2007 was $27.  We had $3,635,125 receivable from Zealous Holdings, Inc. as at February 29, 2008. There were no receivables as at February 28, 2007.

During the year ended February 29, 2008, we made a prepaid deposit of $535,000 towards a real estate investment. We and the other party in the transaction have since agreed to convert such prepaid deposit into a secured promissory note in the amount of $535,000 dated December 7, 2007. The note carries an interest rate of 6%. The note is collateralized by the underlying real estate and related improvements. Interest relating to the outstanding note receivable was $ 7,955 for the year ended February 29, 2008.

During the year ended February 29, 2008, we made a prepaid deposit of $50,000 to Transfer Online Technology Development, LLC, or TOLTD, for future acquisition of software. We are in the process of finalizing definitive documents to purchase the trading platform (including the source code, any and all intellectual property, software, and title in connection with the trading platform) from TOLTD for an aggregate purchase price of $1million.

As at February 29, 2008 we have interest payable of $167,208 and non convertible notes payable of $30,928. As at February 29, 2008 our other current liabilities included accounts payables of $116,531 and accrued expenses of $16,667. As on February 29, 2008, we also owed Mr. Kent Wyatt, our Executive Vice President and Chairman of the Board of Directors note payable in the amount of $164,000 which is unsecured, payable on demand and carry an interest rate of 7%.

During the year ended February 29, 2008, the Company issued various convertible notes payable amounting to $5,122,500. These convertible notes mature at various times within one year from date of issuance, have an interest rate ranging from 5% to 15% and include an option to convert the notes to common stock at a conversion price of $0.02 per share.  Along with the convertible notes issued during the year ended February 29, 2008, the Company issued a total of 119,997,500 warrants convertible at $0.02, $0.03 and $0.05 per share with a term of three years and five years. Additionally, the Company issued 5,406,249 warrants convertible at $0.03 per share with a five year life, exercisable one year from the issuance of the note as long as the holder did not demand payment or exercise the option under the note prior to the maturity date of the note. The 5,406,249 warrants are not exercisable and the notes are not convertible unless the Company increases the authorized shares to 1.5 billion.

The following table shows the amount of Convertible notes payable, secured convertible debentures and unamortized discount on debt as on February 29, 2008:

15% Convertible notes payable	$747,500
5% Secured Convertible Debentures	$4,275,000
12% Convertible Promissory Note	$100,000
Sub Total	$5,122,500
Less: Unamortized Discount on Debt	$(2,842,059)
Total as on February, 29, 2008	$2,280,441

Within 30 days of the effective date of the merger, we have agreed to file such number of registration statements with the Securities and Exchange Commission in order to register (i) all of the shares of Common Stock issuable upon the conversion of all of the notes and exercises of all of the warrants, (ii) any additional shares of common stock issuable in connection with any anti-dilution provisions in the Debentures or the Warrants  or (iii) any securities issuable upon any stock split, dividend or other distribution,  recapitalization or similar event. We will file as soon as practicable additional registration statements to register any of the registerable Securities that are not registered in the initial registration statement.  We have agreed to use our best efforts to cause the initial registration statement to become effective after the initial filing date but in no event later than the 90th calendar day following the filing date or, in the event of a “full review” by the Commission, the 120th calendar day following the filing date. We have agreed to cause any additional registration statements which may be required to be filed to become effective before the 90th calendar day following the date on which an additional registration statement is required to be filed.

Pursuant to Emerging Issue Task Force, or EITF Number 00-19 (Accounting for Derivative Instruments Indexed to and Potentially Settled in a Company’s Own Stock), we have determined that the conversion feature in the notes payable is a derivative instrument subject to Statement of Financial Accounting Standards (“SFAS ”) Number 133 (Accounting for Derivative Instruments and Hedging Activities). Pursuant to SFAS Number 133 such embedded instruments are to be accounted for using fair value and bifurcated from the host instrument. We used Black-Scholes method of valuation for the embedded derivative instruments. Assumptions used in determining the fair value of embedded derivative instruments using the Black-Scholes model include assumption for volatility in the range of 187% for one year to 252% for 5 year volatility, risk free interest rate of 4% and dividend yield of 0%.

As the result of such treatment we recorded an expense for derivative liability of $66,775,876 and amortization of discount on debt of $2,280,441 which is included in the interest expense of $39,047,197 for the year ended February 29, 2008. We also recorded a derivative liability of $74,762,626 and discount on debt for $2,842,059 for the year ended February 29, 2008.

During the year ended February 29, 2008, we also issued 24,275,000 warrants for services relating to financing at an exercise price of $0.03 and a term of five years. We recorded a net deferred financing cost of $1,909,499, consulting expense of $556,917 and a derivative liability of $ 4,612,250 related to these warrants issued during the year ended February 29, 2008.

On December 20, 2007, subsequent to a modification of the original loan agreement dated September 28, 2007, we issued a warrant to purchase 5,200 shares of common stock with a term of 3 years and an exercise price of $0.03 to an individual who issued us a non-convertible promissory note for $20,800 during the year ended February 29, 2008. The note including accrued interest on the note was repaid in full during the quarter ended November 30, 2007. The warrants have been valued at $0.19 as on February 29, 2008. For the year ended February 29, 2008 a derivative expense of $936, included in the interest expense and derivative liability of $936 has been recorded.

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

To date, we have generated minimal revenues and have incurred operating losses in every year.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

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

Derivative Instruments

We account for conversion options embedded in convertible notes in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.

We account for convertible notes deemed conventional and conversion options embedded in non-convertible notes which qualify as equity under EITF 00-19, in accordance with the provisions of Emerging Issues Task Force Issue ("EITF 98-5”) Accounting for Convertible Securities with Beneficial Conversion Features," and EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments," Accordingly, we record, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to interest expense over the term of the related debt to their earliest date of redemption using the interest rate method.

We account for embedded conversion options in non-conventional convertible notes which do not qualify as equity under EITF 00-19, as derivation liabilities. Accordingly, we determine the fair value (as determined under the Black-Scholes Valuation Method) of all embedded derivatives (usually conversion option and warrants). Such fair value is recorded as a debt discount up to the proceeds of the debt and any amount in excess of the proceeds of the debt is charged to operations at the security issuance date.

We account for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, we classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside control of the Company and (ii)give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All of the outstanding warrants have been classified as free standing derivative liabilities.

Stock based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, "Share Based Payment," using the modified-prospective-transition method. There was no effect to the accompanying financial statements pursuant to the adoption of SFAS No.123R since at the date of the adoption, all employee stock options were fully vested. SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, stock-based awards result in a cost that will be measured at Fair value on the award's grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.

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

Recent Accounting Pronouncements

Statement No. 160 Non controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

This statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company will adopt this statement on January 1, 2009.

Statement No. 141 (revised 2007) Business Combinations

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt this statement on January 1, 2009.

Statement No. 159 Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.

Statement No. 157, Fair Value Measurements

This Statement establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions on SFAS No. 157 on March 1, 2008. We are currently evaluating the impact of adopting the provisions of SFAS No. 157 but do not believe that the adoption of SFAS No. 157 will materially impact our financial position, cash flows, or results of operations.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.    Financial Statements.

INDEX TO FINANCIAL STATEMENTS

ZEALOUS TRADING GROUP, INC.

For the Years Ended February 29, 2008 and February 28, 2007
Reports of Independent Registered Public Accounting Firms	F-2 to F-3
Consolidated Balance Sheets as of February 29, 2008 and February 28, 2007	F-4
Consolidated Statements of Operations for the years ended February 29, 2008 and February 28, 2007	F-5
Consolidated Statements of Stockholders’ Deficiency for the years ended February 29, 2008 and February 28, 2007	F-6
Consolidated Statements of Cash Flows for the years ended February 29, 2008 and February 28, 2007	F-7
Notes to Consolidated Financial Statements	F-8 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Zealous Trading Group, Inc.
(formerly known as Atlantic Syndication Network, Inc.)

We have audited the accompanying consolidated balance sheet of Zealous Trading Group, Inc. and Subsidiary (“the Company”) as of February 29, 2008 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.   Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zealous Trading Group, Inc. and Subsidiary as of February 29, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses and insufficient working capital to finance operations raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans are described in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Berkovits & Company, LLP

Ft. Lauderdale, Florida
June 6, 2008

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545	2228 South Fraser Street
Fax (303) 369-9384	Unit I
Email larryodonnellcpa@msn.com	Aurora, Colorado 80014
www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Zealous Trading Group, Inc.
(formerly Atlantic Syndication Networks, Inc.)

I have audited the accompanying consolidated balance sheet of Zealous Trading Group, Inc. (formerly Atlantic Syndication Networks, Inc.)  as of February 28, 2007, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zealous Trading Group, Inc. (formerly Atlantic Syndication Networks, Inc.)  as of February 28, 2007, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Managements plans regarding these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O'Donnell, CPA, P.C.

June 7, 2007

ZEALOUS TRADING GROUP, INC. AND SUBSIDIARY
(Formerly Atlantic Syndication Network, Inc.)
CONSOLIDATED BALANCE SHEETS

	February 29,	February 28,
ASSETS	2008	2007
Current Assets:
Cash	$133	$27
Note Receivable - Zealous Holdings, Inc.	3,635,125	-
Accrued Interest Receivable	115,902	-
Prepaid Expense	22,650	-
Deposit	50,000	-
Real Estate Note Receivable	535,000	-
Deferred Financing Costs, net of amortization of 879,938	1,909,499	-
Total Current Assets	$6,268,309	$27

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts Payable	$116,531	$77,072
Accrued Expenses	16,667	618,354
Accrued Interest Payable	167,208	11,250
Non-Convertible Notes Payable	30,928	38,428
Convertible debt, net of debt discount of $2,842,059	2,280,441	-
Derivative Liability for conversion option and warrants	74,762,626	-
Note Payable to Stockholder	164,000	214,744
Total Current Liabilities	77,538,401	959,848

Stockholders’ Deficiency:
Preferred Stock - 500,000 shares authorized at $0.01 par value, none issued or outstanding	-	-
Common Stock - 50,000,000 shares authorized at $0.001 par value, 48,131,444 and 40,491,444 shares issued and outstanding, respectively	48,131	40,491
Additional Paid-in Capital	2,818,002	2,434,942
Accumulated Deficit	(74,136,225)	(3,435,254)
Total Stockholders’ Deficiency	(71,270,092)	(959,821)

Total Liabilities and Stockholders’ Deficiency	$6,268,309	$27

The accompanying notes are an integral part of these consolidated financial statements.

ZEALOUS TRADING GROUP, INC. AND SUBSIDIARY
(Formerly Atlantic Syndication Network, Inc.)
  CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended
	February 29, 2008	February 28, 2007

Revenues	$-	$16,033

Operating Expenses:
Consulting Expense	566,517	-
Depreciation	-	25,478
Professional Fees	283,371	-
General and Administrative	148,033	368,890
Total Operating Expenses	997,921	394,368

Loss from operations	(997,921)	(378,335)

Other Income/(Expenses):
Expenses related to Derivative Liability	(66,775,876)	-
Financing Costs, including amortization of debt discount of $2,280,442	(3,235,192)	-
Interest Expense	(158,383)	(70,844)
Liability Settlement Income	350,499	-
Interest Income	115,902	-
Net Other Expenses	(69,703,050)	(70,844)

Net Loss	$(70,700,971)	$(449,179)

Net Loss per share – Basic and Diluted	$(1.56)	$(0.01)

Weighted average number of common shares outstanding- Basic and Diluted	45,124,313	40,491,345

The accompanying notes are an integral part of these consolidated financial statements.

ZEALOUS TRADING GROUP, INC. AND SUBSIDIARY.
(Formerly Atlantic Syndication Network, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the years ended February 29, 2008 and February 28, 2007

	Common Stock		Additional		Total
			Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency

Balance, February 28, 2006	32,322,444	$32,322	$2,128,471	$(2,986,075)	$(825,282)

Sale – Unregistered Stock	1,919,000	1,919	113,221	-	115,140

Issuance of common stock for services	2,250,000	2,250	77,250	-	79,500

Issuance of stock for debt conversion	4,000,000	4,000	116,000	-	120,000

Net Loss for the year	-	-	-	(449,179)	(449,179)

Balance, February28, 2007	40,491,444	40,491-	2,434,942	(3,435,254)	(959,821)

Issuance of common stock for services	4,640,000	4,640	296,060	-	300,700

Issuance of common stock for liability
Payment	3,000,000	3,000	87,000	-	90,000

Net Loss for the year	-	-	-	(70,700,971)	(70,700,971)

Balance, February 29, 2008	48,131,444	$48,131	$2,818,002	$(74,136,225)	$(71,270,092)

The accompanying notes are an integral part of these consolidated financial statements.

ZEALOUS TRADING GROUP, INC. AND SUBSIDIARY
(Formerly Atlantic Syndication Network, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended
	February 29, 2008	February 28, 2007
Cash Flows from operating activities:
Net Loss	$(70,700,971)	$(449,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	25,478
Common stock for services	300,700	79,500
Liability Settlement Income	(350,499)
Amortization of Deferred Financing Costs and Debt Discount	3,235,192	-
Expenses related to Derivative Liability	66,775,876	-
Changes in operating assets and liabilities:
Prepaid Expenses	(22,650)	-
Interest Receivable	(115,902)	-
Accrued Interest Payable	148,264	-
Accrued Expenses	(122,438)	-
Accounts Payable	39,459	8,832
Net cash used in operating activities	(812,969)	(335,269)

Cash Flows from Investing Activities:
Deposit	(50,000)	11,350
Advance on Real Estate Note Receivable	(535,000)	-
Advance to Zealous Holdings, Inc. pursuant to line of credit	(3,635,125)	-
Net cash (used in) provided by investing activities	(4,220,125)	11,350

Cash Flows from Financing Activities:
Proceeds from Issuance of Stock	-	114,140
(Repayment) of Short-Term Loans	(31,056)	(11,220)
Proceeds from Convertible Debt	5,122,500	-
Proceeds from Non-Convertible Notes Payable	64,300
(Repayment) of Non-Convertible Notes Payable	(71,800)
(Repayment) Advance on Note Payable to Stockholder	(50,744)	219,646
Net cash provided by financing activities	5,033,200	323,566

Increase (decrease) in cash	106	(453)
Cash, beginning of the period	27	480
Cash, end of the period	$133	$27

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$2,425	$70,844

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt Discount	$2,842,059	$-

The accompanying notes are an integral part of these consolidated financial statements.

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
February 29, 2008

Note 1	Nature and Continuance of Operations

        Nature of Operations:

Zealous Trading Group, Inc., (“the Company”) was originally incorporated under the laws of the state of Nevada on September 25, 1978 as Casino Consultants, Inc. Prior to September 1992, the Company was dormant. On September 15, 1992, the Company entered into an Agreement and Plan of Reorganization with Ad Show Network, Inc., a Nevada corporation, whereby the Company acquired the assets of Ad Show Network, Inc., subject to certain liabilities, for shares of the Company’s common stock. On September 15, 1992, the Company changed its name to A.S. Network, Inc. On October 14, 1992, the Company changed its name to Ad Show Network, Inc. On August 17, 1995, the Company changed its name to Atlantic Syndication Network, Inc. On October 5, 2007, the Company filed an amendment to its Articles of Incorporation changing its name to Zealous Trading Group, Inc.

Prospectively, the Company will devote its resources to the development of the Zealous Alternative Trading System (the "ZATS System”). The ZATS System has the capability of becoming a global electronic marketplace that supports and executes trades for buyers and sellers of restricted and illiquid securities, and has been tested and used successfully by a major financial institution.

Going Concern:

At February 29, 2008, the Company has not yet achieved profitable operations, has insufficient working capital to fund ongoing operations, has continuing losses from operations and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management believes that the Company may be able to obtain additional funds through equity financing and/or related party advances; however there is no assurance that additional funding will be available.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations.  Realization values may be substantially different from carrying values as shown.  These consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

Note 2    Significant accounting policies

Principles of Consolidation

These consolidated financial statements include the accounts of Zealous Trading Group, Inc. (the “Company”), and its wholly owned subsidiary, ASNI-II, a Delaware corporation. All intercompany balances and transactions have been eliminated in consolidation.

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
February 29, 2008

Use of Estimates

The application of our accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. These estimates bear the risk of change due to the inherent uncertainty and are likely to differ to some extent from actual results. Accounting policies requiring the use of the most significant estimates are in the areas of derivative accounting and share based payments.

Derivative Instruments

The Company accounts for conversion options embedded in convertible notes payable in accordance with the Statements of Financial Accounting Standards (“SFAS”)  Number 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" [Emerging Issues Task Force ("EITF")] ("EITF 00-19"). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-convertible notes which qualify as equity under EITF 00-19, in accordance with the provisions of Emerging Issues Task Force Issue “Accounting for Convertible Securities with Beneficial Conversion Features," ("EITF 98-5”) and "Application of EITF 98-5 to Certain Convertible Instruments," (“EITF 00-27”) Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to financing expense over the term of the related debt.

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

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
February 29, 2008

Also, based on the provisions of paragraph 19 of EITF 0019 the Company evaluates whether sufficient number of authorized and unissued shares exists at the classification assessment date to control settlement by delivering shares. If not enough number of shares are authorized by the Company, then share settlement is not within the control of the Company and asset or liability classification is required. Accordingly, all of the outstanding warrants have been classified as free standing derivative liabilities since as of February 29, 2008, the Company does not have sufficient authorized shares to accommodate the issuance of shares resulting from the conversions. Additionally, the notes or warrants cannot be converted until an amendment to the Article of Incorporation of the Company increases the number of authorized common stock to 1,500,000,000.  (See notes 8 and 12.)

Stock based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payment," (“SFAS No. 123”) using the modified-prospective-transition method. There was no effect to the accompanying financial statements pursuant to the adoption of SFAS No.123R since at the date of the adoption, all employee stock options were fully vested. SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, stock-based awards result in a cost that will be measured at fair value on the award's grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or of the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF Issue No. 96-18, "Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share".  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of statement of operations.  Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  For the year ended February 29, 2008 basic and diluted loss per common share are the same as the company has net losses for these periods and the effect of the assumed exercise of warrants and conversion of debt would be anti-dilutive. For the year ended February 28, 2007 there were no potentially dilutive securities outstanding. For the year ended February 29, 2008, the Company had potentially dilutive common shares of 149,678,949 and 256,125,000 attributable to warrants and convertible debt, respectively.

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
February 29, 2008

Fair Value of  Financial instruments and Notes payable

The carrying values of cash, accounts payable, accrued expenses and due to related parties approximate their fair value because of the short maturity of these instruments.  The carrying value of the note receivable from Zealous Holdings, Inc., the real estate note receivable and both the convertible and non-convertible debt approximate fair value due to the interest rate on these instruments approximating that of similar instruments having similar terms. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income taxes

The Company adopted the SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the respective tax bases. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the periods in which those differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Potential benefits of net operating losses have not been recognized in the financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Reclassifications

Certain amounts from the previous year have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or shareholders’ equity presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company will be required to adopt the provisions on SFAS No. 157 on March 1, 2008. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 but does not believe that the adoption of SFAS No. 157 will materially impact its financial position, cash flows, or results of operations.

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

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
February 29, 2008

In December 2007 the FASB issued Statement No. 160 “Non controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labelled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company will adopt this statement on January 1, 2009.

In December 2007 the FASB issued Statement No. 141 (revised 2007) “Business Combinations”. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt this statement on January 1, 2009.

Note 3    Related Party Balances and Transactions

During the year ended February 29, 2008 the Company issued 1,000,000 restricted shares of its common stock valued at $0.03 to the Company’s CEO for consulting services and recorded an expense of $30,000. The Company also issued 1,340,000 shares of common stock valued at an aggregate value of $0.015 per share to board members for services rendered and 3,000,000 shares of common stock having a value per share of $0.03 to the Company’s Executive Vice President and Chairman of the Board, for accrued compensation. The shares were valued at the market price on the date of issuance.

Pursuant to a line of credit the Company has committed to lend Zealous Holdings, Inc. up to $5,000,000 for working capital purposes. Amounts advanced through February 29, 2008 are evidenced by  a note receivable for $3,635,125. This note carries an interest rate of 8.5% and is due on December 31, 2008. Interest earned on this note amounted to $107,947 for year ended February 29, 2008. Upon merger (see note 12) the balance outstanding along with accrued interest on this note receivable shall be eliminated with corresponding liabilities of Zealous Holdings, Inc.

Note payable to a stockholder as of February 29, 2008 consists of $164,000 due to the Company’s Executive Vice President and Chairman of the Board. This note is unsecured, payable on demand and carries an interest rate of 7%. In the event that the note is not paid on or before July 19, 2008, the outstanding balance at such time will be increased by 5%. In the event that the note is not paid on or before August 20, 2008, the outstanding balance at such time, and every 30 days thereafter, will be increased by 10% until such time as the note is repaid in full. Interest accrued on this note payable amounted to $12,442 as on February 29, 2008. During the year ended February 29, 2008, our Chairman of the Board agreed to forgive other amounts owed him for accrued compensation and accrued rent of $350,499. The company has recognized this amount as Liability Settlement Income during the year ended February 29, 2008.

The Company also entered into a consulting agreement with our Chairman of the Board for a term of one year, at an annual compensation of $96,000.

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
February 29, 2008

Note 4    Deposit

During the year ended February 29, 2008, the Company made a deposit of $50,000 to Transfer Online Technology Development, LLC (“TOLTD”), for the future acquisition of all rights, title and interest in and to an online/electronic trading platform, including without limitation, the source code, software, any and all intellectual property rights and title related to such trading platform. (See note 12).

Note 5    Real Estate Note Receivable

During the year ended February 29, 2008, the Company made a deposit of $535,000 towards a real estate investment. The Company and counter-party in the transaction have since agreed to convert such deposit into a secured promissory note in the amount of $535,000. The note carries an interest rate of 6%. The note is collateralized by the underlying real estate and related improvements. Interest relating to the outstanding note receivable was $7,955 for the year ended February 29, 2008.

Note 6    Non-Convertible Notes Payables

As at February 29, 2008 the company has non-convertible notes payables in the amount of $30,928. During the year ended February 29, 2008, the Company issued various non- convertible notes payable of $ 64,300 carrying an interest rate ranging from 5% to 21%, out of which $57,300 (including accrued interest) were repaid in the year ended February 29, 2008.

Note 7    Convertible Debt and Derivative Instruments

During the year ended February 29, 2008, the Company issued various convertible notes payable amounting to $5,122,500. These included convertible notes payable for $747,500 with an interest of 15%, senior secured convertible debentures for $4,275,000 with an interest rate of 5% and a convertible promissory note for $100,000 with an interest rate of 12% to an affiliated company. The secured convertible debentures are collateralized by substantially all of the Company’s assets. These convertible notes and debentures mature at various times within one year from date of issuance, and include an option to convert the notes to common stock at a conversion price of $0.02 per share. Along with the convertible notes the Company also issued a total of 119,992,500 warrants to purchase stock at $0.02 to $0.05 per share with a term of three to five years. Additionally, the Company issued 5,406,249 warrants convertible at $0.03 per share with a five year life, exercisable one year from the issuance of the note as long as the holder did not demand payment or exercise the option under the note prior to the maturity date of the note.

In connection with the 5% Secured Convertible Debentures, within 30 days of the effective date of the merger (see note 12), the Company has agreed to file registration statements with the Securities and Exchange Commission in order to register (i) all of the shares of Common Stock issuable upon the conversion of all of the notes and exercises of all of the warrants, (ii) any additional shares of common stock issuable in connection with any anti-dilution provisions in the Debentures or the Warrants  or (iii) any securities issuable upon any stock split, dividend or other distribution,  recapitalization or similar event. In addition, the Company has agreed to use its best efforts to cause the initial registration statement to become effective after the initial filing date but in no event later than the 90th calendar day following the filing date or, in the event of a “full review” by the Commission, the 120th calendar day following the filing date and to cause any additional registration statements which may be required to be filed to become effective before the 90th calendar day following the date on which an additional registration statement is required to be filed.

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
February 29, 2008

If the registration statements are not filed in accordance with debenture agreements, the Company may be liable to pay liquidating damages to the note holders equal to 1.5% of the proceeds received.  The payment must be made to the holders within a specified time frame otherwise the liquidating damages accrued interest up to a maximum of 18% of the initial proceeds.

The following table shows the amount of Convertible notes payable, secured convertible debentures and unamortized discount on debt as on February 29, 2008:

15% Convertible Notes Payable	$747,500
5% Secured Convertible Debentures	4,275,000
12% Convertible Promissory Note – Zealous Holdings, Inc.	100,000
Sub Total	5,122,500
Less: Unamortized Discount on Debt	(2,842,059)
Total as on February, 29, 2008	$2,280,441

Pursuant to EITF 00-19 (Accounting for Derivative Instruments Indexed to and Potentially Settled in a Company’s Own Stock), the Company has determined that the conversion feature in the notes payable is a derivative instrument subject to SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities). Pursuant to SFAS No. 133 such embedded instruments are to be accounted for using fair value and bifurcated from the host instrument. The Company uses Black-Scholes method of valuation for the embedded derivative instruments. Assumptions used in determining the fair value of embedded derivative instruments using the Black-Scholes model include assumption for volatility in the range of 187% for one year to 252% for 5 year volatility, risk free interest rate of 4% and dividend yield of 0%.

As the result of such treatment the Company recorded an expense for derivative liability of $66,775,876 and amortization of discount on debt of $2,280,441 during the year ended February 29, 2008. The Company also recorded a derivative liability of $74,762,626 and discount on debt of $2,842,059 for the year ended February 29, 2008.

As the result of such treatment the Company recorded a change in the fair value of the derivative liability of $66,814,626 and amortization of discount on debt of $2,280,441 during the year ended February 29, 2008. The Company also recorded a derivative liability of $74,762,626 and discount on debt of $2,842,059 for the year ended February 29, 2008.

During the year ended February 29, 2008, the Company also issued 24,275,000 warrants for services relating to financing at an exercise price of $0.03 and a term of five years. The Company recorded a net deferred financing cost of $1,909,499, consulting expense of $527,767 and a derivative liability of $ 4,612,250 related to these warrants issued during the year ended February 29, 2008.

On December 20, 2007, subsequent to a modification of the original loan agreement dated September 28, 2007, the Company issued a warrant to purchase 5,200 shares of common stock with a term of 3 years and an exercise price of $0.03 to an individual who issued the Company a non-convertible promissory note for $20,800. The note including accrued interest on the note was repaid in full during the quarter ended November 30, 2007. The warrants have been valued at $0.19 as of February 29, 2008.

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
February 29, 2008

Note 8    Stockholders’ Equity

Common Stock

During the year ended February 29, 2008, the Company issued 4,640,000 shares of its common stock for services received by the Company and 3,000,000 as payment of accrued liabilities to a stockholder. In addition to these shares, the Company issued 24,275,000 warrants to purchase its common stock at $0.03 to various parties for consulting services received by the company during the year ended February 29, 2008. These warrants have a life of 5 years from the date of issuances. The Company also issued 5,200 warrants to purchase its common stock at $0.03 in exchange for services received by the company during the year ended February 29, 2008.

During the year ended February 28, 2007, the Company issued 1,919,000 and 2,250,000 shares of its common stock for $115,140 cash and services, respectively. The Company also issued 4,000,000 shares of its common stock to a stockholder and current Chairman of the Board, for settlement of a $120,000 liability payable to him.

Warrants

In connection with funds raised by the Company during the year ended February 29, 2008, as discussed in Note 7, the Company issued warrants to purchase 119,992,500 shares of common stock at $0.02 to $0.05 per share and warrants to purchase 5,406,249 shares of common stock at $0.03 per share over five years.  These warrants are exercisable one year from the issuance of the note as long as the holder does not demand payment or exercise the option under the note prior to the maturity date of the note.

On September 19, 2007, the Company and Empire Financial Group, Inc. (“Empire”) entered into an exclusive finder’s fee agreement in which Empire would be the exclusive finder in connection with the Company’s convertible debt issuances of up to $3,000,000.  Pursuant to the terms of this agreement, the Company would pay Empire a seven percent (7%) cash fee on the aggregate proceeds received plus a 10% warrant compensation.  The warrants have piggyback registration rights. The Company paid $299,250 and issued 21,375,000 warrants to Empire during the year ended February 29, 2008 pursuant to this agreement.

Effective October 17, 2007, the Company entered into a finder’s fee agreement with two individuals. As consideration for certain introductions, the individuals received 400,000 shares of common stock at a price of $0.02 per share and five-year warrants to purchase 300,000 shares of common stock at an exercise price of $0.03 per share.

Assumptions used in determining the fair value of the above warrants using the Black-Scholes model include management’s expected volatility ranging from 187% to 252%, a risk-free interest rate of 4%, and a dividend yield of 0%.

The Company did not issue any warrants during the year ended February 28, 2007.

Under a stock warrant plan expiring February 28, 2009, two previous members of the Board of Directors received a total of 325,000 stock warrants exercisable at $0.25 per common share. The warrants remain unexercised as of February 29, 2008.

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
February 29, 2008

The following table summarizes information on stock warrants outstanding at February 29, 2008:

Warrants Outstanding

Description	Number Outstanding at February 29, 2008	Expiration Dates	Exercise Price	Number Exercisable at February 29, 2008 (a)
Issued on 15% convertible notes	8,109,375	June through October 2012	$0.02	-
Additional warrants on 15% convertible notes exercisable after 1 year	5,406,249	June through October 2012	$0.03	-
Issued on 5% secured convertible debentures	106,875,000	October 2012	$0.03	-
Issued on 12% convertible promissory note	5,000,000	October 2012	$0.03	-
Issued on non convertible debt	13,325	September through November 2010	$0.03 to $ 0.05	-
Issued to consultants	24,275,000	October 2012 through January 2013	$0.03	-
	149,678,949			-

(a) At February 29, 2008, the Company did not have sufficient shares to issue upon the exercise of these warrants, therefore they were not exercisable under the respective agreement provisions. On April 24, 2008 the Company increased its authorized shares of common stock to 1,500,000,000 making all warrants (except for the 5,406,246) fully exercisable

Note 9    Income Taxes

The components of the Company’s consolidated income tax provision are as follows:

	Years ended
	February 29, 2008	February 28, 2007

Current benefit	$66,228	$6,521
Deferred benefit	980,796	119,170
Subtotal	1,047,024	125,691
Less: Valuation allowances	(1,047,024)	(125,691)
Net income tax provision	$-	$-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of the deferred tax asset. The Company has concluded that it is more likely than not, that it will not realize the benefit of this deferred tax asset.

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
February 29, 2008

The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

	Years ended
	February 29, 2008	February 28, 2007
Computed at statutory rate	34.0%	34.0%
Derivative expense	-17.1%	-
Change in fair value of derivative liability	-15.0%	-
Stock based compensation expenses	-0.4%	-6.0%
Valuation allowance	-1.5%	-28.0%
Total	-	-

At February 29, 2008, the Company's net deferred tax assets consisted of the following:

Net operating loss carryforwards	$1,324,228
Excess book over tax amortization of debt discounts	1,099,966
Subtotal	2,424,193
Less valuation allowances	(2,424,193)
Total	$-

As of February 29, 2008, the Company had net operating loss carryforwards of approximately $3,900,000 which may be used to reduce future income taxes payable, and which expire beginning in 2008. Current Federal Tax Law also limits the amount of loss available to offset future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 10	Commitments

On October 3, 2007, the Company entered into a consulting agreement with All R’s Consulting, Inc. (“All R’s”) for promotion services to the Company. The term of the agreement is for one (1) year.  Pursuant to the agreement, the Company agreed to issue on a quarterly basis 1,250,000 of shares of common stock at $0.02 per share as well as warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.03 per share over 5 years. In connection with this agreement, the Company has accrued $16,667 pertaining to shares to be issued for the two months of January and February 2008.

On November 7, 2007, the Company entered into a Letter of Agreement with The Investor Relations Group, Inc. (“IRG”) in which IRG will provide a comprehensive corporate communications program.  The term of the agreement is one (1) year unless sooner terminated and the Company shall pay on a monthly basis $13,500.

Note 11	Employee Stock Compensation Plans

In 2005, the Company established a stock compensation plan which provides for certain employees and professionals to receive up to 3,100,000 shares of common stock. As of February 29, 2008, 1,240,000 shares remain available. No shares were issued during the years ended February 29, 2008 and 2007 under this plan.

In May 1999, we adopted a stock warrant plan expiring February 28, 2009, providing for two previous members of the board of directors to receive 325,000 stock warrants at an exercise price of $.25 per share. No warrants have been exercised to date.

Our Board of Directors and stockholders adopted the 2007 Equity Incentive Plan, or the 2007 Plan, on October 19, 2007 which reserves a total of 4,000,000 shares of Common Stock for issuance under the 2007 Plan.  If an incentive award granted under the 2007 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2007 Plan.

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
February 29, 2008

Note 12	Subsequent Events

Merger

On July 16, 2007, Zealous Trading Group. Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") through its wholly-owned subsidiary, ASNI II, INC., a Delaware corporation ("ASNI-II") and Zealous Holdings Inc. and Subsidiaries (“Zealous Holdings”), which was subsequently amended on February 15, 2008 and April 30, 2008. All conditions for closing were satisfied or waived, and the transaction was consummated on May 9, 2008. Zealous Holdings is a holding company whose subsidiaries are engaged in various financial services businesses including investment banking, trading services, and asset management services. Specifically, Zealous Holdings and its Subsidiaries raises capital for small and microcap public companies as well as select private issuers through its broker dealer

Pursuant to the Merger Agreement, Zealous Holdings merged with and into ASNI-II, with ASNI-II as the surviving corporation of the merger (the "Merger"). As a result of the Merger, Zealous Holdings became a wholly-owned subsidiary of Zealous Trading Group, Inc., through which its operations will be conducted. Each outstanding share of Zealous Holdings' common stock and preferred stock received 0.081530 shares of a newly issued class of Zealous Trading Group, Inc. preferred stock (the "Convertible Preferred Stock") which is convertible at the option of the holder into 906.6 shares of Zealous Trading Group, Inc. common stock. The Convertible Preferred Stock grants the holders the right to vote each share of Convertible Preferred Stock on any matter taken before Zealous Trading Group, Inc.’s shareholders as a single class. The Convertible Preferred Stock has voting rights which grant a holder of Convertible Preferred Stock the right to vote 10 times the number of shares of Common Stock that is convertible from the Convertible Preferred Stock.

Changes to Capital Structure

The Board of Directors of the Company approved the Certificate of Designation of the Series A Convertible Preferred, which authorized 600,000 shares of Series A Convertible Preferred. The Company also filed an Amendment of Certificate of Articles of Incorporation with the Secretary of State of the State of Nevada to include the Certificate of Designation of the Series A Convertible Preferred.

Pursuant to the Merger, the Company filed a Definitive Schedule 14C in which it obtained shareholder approval to amend its Articles of Incorporation to increase the authorized shares of common stock of the Company from 50,000,000 to 1,500,000,000.  The shareholder approval was obtained on April 24, 2008. The Company also filed an Amendment of Certificate of Articles of Incorporation with the Secretary State of the State of Nevada to increase its authorized shares of common stock from 50,000,000 to 1,500,000,000 and preferred shares to 10,000,000.

Asset Purchase Agreement

The Company and Transfer Online Technology Development LLC(“TOLTD”) entered into an Asset Purchase Agreement on March 3, 2008, in which the Company purchased from TOLTD all rights, title and interest in and to the online/electronic trading platform, including without limitation, the source code, software, any and all intellectual property rights and title related to such trading platform, excluding any licenses for third party software necessary for the performance of the trading platform.   The purchase price was $1,000,000, which was paid as follows: (i) $93,500 in cash and (ii) a mandatory convertible note in the principal amount of $906,500.

Zealous Trading Group, Inc. and Subsidiary
(Formerly Atlantic Syndication Network, Inc.)
Notes to the Consolidated Financial Statements
February 29, 2008

The convertible note bears interest at the rate of 6% per year, commencing on October 11, 2007 and interest and principal are payable in full on March 3, 2009.  The principal and accrued interest on the convertible note is automatically convertible into shares of common stock of the Company at a rate of $0.08 per share (the average market price of the stock on October 11, 2007, when the terms of the transaction were agreed upon).

Equity Issuances

Subsequent to February 29, 2008, the Company issued 4,250,000 shares of its common stock for $170,000. The Company has also issued 2,517,554 shares of its common stock for expenses in lieu of cash.

Pursuant to the terms of the merger, the company issued 329,385,818 shares of its common stock to the shareholders of Zealous Holdings, Inc.

In April 2008, the Company also issued 100,016 shares of its common stock pursuant to the conversion of part of its convertible debt. In addition, the Company has issued 2,125,000 three-year warrants with an exercise price of $0.05 per common share for consulting services. In addition, the Company also issued 1,250,000 five-year warrants with an exercise price of $0.03 per common share for consulting services in April 2008.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Engagement of Berkovits & Company, LLC

On March 12, 2008, the Company dismissed Larry O’Donnell, CPA (“O’Donnell”) as its independent registered public accounting firm. The decision to change accountants was made by the Company’s Board of Directors (the “Board”).

On March 12, 2008, the Company engaged Berkovits & Company, LLC (“Berkovits”) as its independent registered public accounting firm. The decision to engage Berkovits was made by the Board.

During the two fiscal years ended February 28, 2006 and 2007, and through March 12, 2008, (i) there were no disagreements between the Company and O’Donnell on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of O’Donnell would have caused O’Donnell to make reference to the matter in its reports on the Company’s financial statements, and (ii) except for (a) O’Donnell’s report on the Company's February 28, 2007 financial statements dated June 7, 2007, which included an explanatory paragraph wherein O’Donnell expressed substantial doubt about the Company's ability to continue as a going concern and (b) O’Donnell’s report on the Company's February 28, 2006 financial statements dated May 22, 2006, which included an explanatory paragraph wherein O’Donnell expressed substantial doubt about the Company's ability to continue as a going concern, O’Donnell’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to audit scope or accounting principles. During the two fiscal years ended February 28, 2006 and 2007 and through March 12, 2008, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K.

During the two fiscal years ended February 28, 2006 and 2007 and through March 12, 2008, the Company has not consulted with Berkovits regarding either:

1.
The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to Berkovits nor oral advice was provided that Berkovits concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is described in Item 304(a)(1)(iv) of Regulation S-K.

Engagement of Larry O;Deonnell, CPA, PC

On January 18, 2008, the Company engaged Larry O’Donnell, CPA, PC (“O’Donnell”) to serve as its independent registered public accountant.  The decision to engage O’Donnell was approved by the Company’s Board of Directors.

Between June 2003 and October 23, 2007 (the “Prior Period”), O’Donnell served as the Company’s independent registered public accountant.  Except during the Prior Period, during the two fiscal years ended February 28, 2007 and 2006 and through January 18, 2008, the Company has not consulted with O’Donnell regarding either:

1.
The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to O’Donnell nor oral advice was provided that O’Donnell concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

Dismissal of Marcum & Kliegman, LLP

On January 18, 2008, the Company notified Marcum and Kliegman, LLP (“Marcum and Kliegman”) that it was terminating Marcum and Kliegman’s services.  The decision to change accountants was recommended and approved by the Company’s Board of Directors.

During the period from October 23, 2007 through January 18, 2008, (i) there were no disagreements between the Company and Marcum and Kliegman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Marcum and Kliegman would have caused Marcum and Kliegman to make reference to the matter in its reports on the Company’s financial statements. Marcum and Kliegman did not issue any audit reports on the Company’s financial statements.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, (i) are responsible for establishing and maintaining adequate internal control over financial reporting of the Company and (ii) have evaluated the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act as of the end of the period covered by this Annual Report ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the 1934 Act, except as discussed below.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S.generally accepted accounting principles (GAAP)

As of February 29, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were : (1) lack of a functioning audit committee and lack of majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, and, (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of February 29, 2008 and communicated to our management.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Management's goals are to have a functional audit committee and a majority of outside directors on the Company's board of directors when funds are available.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

(b) CHANGES IN INTERNAL CONTROLS.

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the fourth quarter of the year ended February 29, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers, key employees and directors as of June 4, 2008.

Names:	Ages	Titles:	Board of Directors
Milton C. Ault, III	38	President and Chief Executive Officer; President and Chief Executive Officer – Zealous Capital Markets, LLC	Director
Sothi Thillairajah	40	Chief Operating Officer and Chief Financial Officer; Chief Operating Officer and Chief Financial Officer – Zealous Capital Markets, LLC
Michael Edwards	58		Director
Glen Schlosser	60		Director

Directors serve until the next annual meeting and until their successors are elected and qualified. The Directors of our company are elected by the vote of a majority in interest of the holders of the voting stock of our company and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Currently, our directors are not compensated for their services, although their expenses in attending meetings are reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

Milton C. Ault III has been the President and Chief Executive Officer of the Company since August 2007 and a member of Company’s Board of Directors since October 2007.  Between June and July 2007, Mr. Ault had been President of the Company. Between July 2007 and August 2007, Mr. Ault was the Executive Vice President of the Company. As of May 2008, Mr. Ault is the chairman, director, Chief Executive Officer and President of ASNI-II, Inc., a wholly owned subsidiary of the Company.  Mr. Ault is the CEO of Ault Glazer & Co., Inc., a Colorado corporation (AULT.PK). Mr. Ault was the Chairman, CEO and President of Zealous Holdings, Inc. from June 2005 to May 2008. Mr. Ault is the manager and Chief Investment Officer of Zealous Asset Management, LLC, a wholly owned subsidiary of the Company. Mr. Ault was a registered representative at Strome Securities, LP from July 1998 until December 2005. He was elected to the board of directors of Patient Safety Technologies (formally Franklin Capital Corp.) in July, 2004 and became its Chairman and Chief Executive Officer in October, 2004 where here served until January of 2006 and again from July 2006 to January of 2007. Mr. Ault has been a member of the board of directors of IPEX, Inc, since May 2005 and served as interim Chief Executive Officer of IPEX, Inc, between May and July 2005. Mr. Ault was Chief Executive Officer of Digicorp, Inc., a publicly traded corporation, from April 26, 2005 until September 30, 2005 and he served as Chairman of Digicorp from July 16, 2005 until September 30, 2005. In November of 2005 Mr. Ault became Chief Executive Officer  and President in November 2006 of Zealous Capital Markets, LLC (formally, Ault Glazer Bodnar Securities), a subsidiary of the Company formed in June 2005. Mr. Ault has also held positions as a director and interim Chief Executive Officer at certain portfolio companies held by the Company or its subsidiaries from time to time. Mr. Ault currently holds the series 7, 24, and 63 licenses and is also a registered principal of Zealous Capital Markets.

Sothi Thillairajah has been the Chief Financial Officer of the Company since December 2007. As of May 2008, Mr. Thillairajah is Chief Financial Officer and a director of ASNI-II, Inc., a wholly owned subsidiary of the Company. From September 2007 to May 2008, Mr. Thillairajah served as the Chief Financial Officer and Chief Operating Officer of Zealous Holdings, Inc.  From July 2007 through September 2007, Mr. Thillairajah served as a consultant for Zealous Holdings, Inc. From December 2006 to July 2007, Mr. Thillairajah served as Chief Financial Officer of Tatonka Oil and Gas, Inc., a publicly traded oil and gas company based in Denver, CO. Between February and December 2006, Mr. Thillairajah served as the Chief Executive Officer and as a Director for IPEX, Inc., a publicly traded VOIP telecom company based in La Jolla, California. Between July 2005 and February 2006, Mr. Thillairajah served as IPEX’s Chief Operating Officer. From January 5, 2005 to July 5, 2005, Mr. Thillairajah was a Director in the derivatives group of Societe Generale, focusing on hedge funds. From April 2002 to November 2004, Mr. Thillairajah was head of linear options sales for Commerz Bank.  From December 2000 to June 2001, Mr. Thillairajah was Vice President of international equity sales for BNP Paribas. From July 1997 to March 2000, Mr. Thillairajah was a principal of Bankers Trust in the international equity sales division. Mr. Thillairajah earned an MBA from the University of Chicago and he graduated cum laude with a BA in Economics from the University of Rochester.

Michael Edwards has been a director of the Company since 1998.  From 1985 to the present, Mr. Edwards has been president of Premier Attractions, Inc, a full-service production company that distributes, acquires and provides funding for feature films and multi-media projects.  Mr. Edwards holds a BA in Psychology and a BA in Art from Cal Western University; a MSc. in Communications from SDSU, and was a post graduate/PhD candidate psycholinguistics at Macquarie University, Australia.  He is an Active Member of the Directors Guild of America as a Feature Film and Commercial Director since 1998.

Glen Schlosser has been a director of the Company since April 2002.  Mr. Schlosser served as Vice President of Finance and Accounting/CFO at Virgin Mountains Enterprises. Mr. Schlosser has a BS in Accounting and Business Administration from Youngstown State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of our Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports we received and on written representations from reporting persons, we believe that the directors, executive officers, and greater than ten percent (10%) beneficial owners have filed all reports required under Section 16(a).

Board Committees

The Company currently has established compensation and audit committees, although no formal charters have been adopted.

Code of Ethics

We have adopted a comprehensive written code of ethics. It is our policy that our operations are to be conducted in compliance with the law and with the highest ethical standards.

Family Relationships

There are no family relationships among our executive officers and directors.

Indebtedness of Executive Officers and Directors
No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

ITEM 11.    Executive Compensation.

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and President and Chief Operating Officer and each of our other officers whose compensation exceeded $100,000 for each of the Company’s last two completed fiscal years.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Milton C. Ault, CEO and President	2008	$200,000	N/A	N/A-	N/A	N/A--	N/A	$	N/A	$200,000
	2007	$200,000	N/A	N/A-	N/A	N/A--	N/A	$	N/A	$200,000
Scott Livingston, CCO of ZCM	2008	$110,000	N/A	N/A	N/A	N/A	N/A		N/A	$110,000
	2007	$110,000	N/A	50,000	N/A	N/A	N/A		N/A	$110,000

Employment Agreements with Executive Officers

Sothi Thillairajah

Zealous Holdings entered into an employment agreement with Mr. Thillairajah to serve as Chief Financial Officer and Chief Operating Officer. Pursuant to the agreement, Mr. Thillairajah will receive annual compensation of $180,000. Mr. Thillairajah also received 175,000 shares of common stock upon execution of the employment agreement and options to purchase 275,000 shares of common stock, exercisable at $1.00 per share, with such options vesting over time and upon completion of various milestones. In addition, Mr. Thillairajah is entitled to participate in any and all benefit plans, from time to time, in effect for Zealous Holdings’ employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.  In the event that Zealous Holdings terminates the employment agreement without Cause (as defined therein), Mr. Thillairajah will be entitled to a severance payment of six months salary.

Outstanding Equity Awards at Fiscal Year-End

There were no grants of options to purchase our common stock to the named executive officers at February 29, 2008

Director Compensation

None of the directors have received compensation for their respective services rendered to the Company for the year ended February 29, 2008.

Employee Benefit Plans

The Company has no employee benefit plans.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of Common Stock (1) by each person who is known by us to beneficially own more than 5% of Common Stock, (2) by each of the officers and directors; and (3) by all of the officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Zealous Trading Group, Inc., 1800 Century Park East, Suite 200, Los Angeles, California 90067.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)

Milton C Ault, III	Common Stock	201,128,210 (3)	40.13%

Michael Edwards	Common Stock	410,000	*

Glen Schlosser	Common Stock	1,115,000	*

Sothi Thillairajah	Common Stock	16,630,897 (4)	5.16%

All Officers and Directors	Common Stock	219,284,107 (5)	43.46%
As a Group (4 persons)

Kent G. Wyatt, Sr.	Common Stock	22,935,000	7.20%

Steve J. Caspi	Common Stock	26,461,606	8.64%

Lori Livingston	Common Stock	48,288,799 (6)	14.64%

Charles J. Kalina III	Common Stock	38,615,796 (7)	11.05%

Michael Van Patten	Common Stock	17,739,624 (8)	5.28%

Bodnar Capital Management, LLC (9)	Common Stock	80,844,638 (10)	20.89%

The Glazer Family Partnership (11)	Common Stock	161,167,289 (12)	45.63%

Motivated Minds LLC (13)	Common Stock	19,673,187 (14)	5.82%

* Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 4, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 318,470,587 shares of common stock outstanding as of June 4, 2008 and beneifical conversion of securities by the owners.

(3) Includes 180,963,706 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock. Also includes 1,847,877 shares of common stock and 1,718,750 shares of common stock issuable upon exercise of warrants held by the George V. Johnson & Henrietta Johnson Survivor's Trust and George V. Johnson Trust Dated 12/10/1970.  Kristy Ault, the wife of Todd Ault, is the trustee of such trusts and Mr. Ault disclaims beneficial ownership of such shares.

(4) Includes 3,695,755 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days.

(5) Includes 180,963,706 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock, 3,391,510 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days and 1,718,750 shares of common stock issuable upon exercise of warrants as referenced in footnotes 3-5 above.

(6) Includes 11,331,250 shares of common stock issuable upon exercise of convertible debentures.

(7) Includes 1,738,719 shares of common stock issuable upon exercise of warrants and 29,115,992 shares of common stock issuable upon exercise of convertible debentures.

(8) Represents shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days.

(9) Steven J. Bodnar, as managing member, has voting and investment control over shares held by this entity.

(10) Represents shares of common stock issuable upon surrender of his share certificates of Zealous Holdings in connection with the Merger.

(11) Melanie and Louis Glazer, as General Partners, have voting and investment control over shares held by this entity.

(12) Includes 34,703,139 shares of common stock issuable upon exercise of convertible debentures.

(13) Ira Gaines, as Managing Member, has voting and investment control over shares held by this entity.

(14) Includes 6,259,979 shares of common stock issuable upon exercise of warrants and 13,413,208 shares of common stock issuable upon exercise of convertible debentures.

ITEM 13.    Certain Relationships and Related Transactions.

During the year ended February 29, 2008, we issued 1,000,000 restricted shares of our common stock at $0.03 to our CEO Mr. Milton Ault for his consulting services and recorded an expense of $30,000. The shares were value at the market price on the date of issuance. During the year ended February 29, 2008, we also issued 1,340,000 shares of common stock valued at an aggregate value of $0.015 per share to the board members for services provided by them. In addition, we also issued 3000,000 shares of common stock having a value per share of $0.03 to our former director, Mr. Kent Wyatt Sr. as accrued compensation for services provided by him.

Notes payable to stockholder as on February 29, 2008 consist of advances of $164,000 from our former director, Mr. Kent Wyatt Sr. which are unsecured, payable on demand and carry an interest rate of 7%. Interest accrued on this note is $12,442.

ITEM 14.    Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billable to us by our auditors Berkovits and Company during 2008 and 2007 for the audits of our annual financial statements for the fiscal year ended February 29, 2008 totaled approximately $40,000. Audit fees paid for fiscal year ended February 28, 2007 totaled $9,500.

Audit-Related Fees

We incurred audit-related fees during 2008 of approximately $45,000and 2007 of $5,000.

Tax Fee and All Other Fees

The Company did not pay any tax or other fees for the fiscal years ended February 29, 2008 and February 28, 2007,

ITEM 15.    Exhibits and Financial Statement Schedules.

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of July 16, 2007, Atlantic Syndication Network, Inc., ASNI-II, Inc. and Zealous Holdings, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 19, 2007 and incorporated herein by reference.

3.1
Articles of Incorporation and amendments thereto of Zealous Holdings, Inc., filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

3.2
Certificate of Amendment to the Articles of Incorporation of Zealous Trading Group, Inc., filed with the Nevada Secretary of State on April 23, 2008, filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 15, 2008 and incorporated herein by reference.

3.3
Certificate of Merger of ASNI-II, Inc. into Zealous Holdings, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 15, 2008 and incorporated herein by reference.

10.1
Zealous Trading Group, Inc. Equity Incentive Plan, filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.2
Voting Agreement of each of Kent G. Wyatt, Sr. and Sarah Wyatt by and among Atlantic Syndication Network and Zealous Holdings, Inc., dated as of July 16, 2007, filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 19, 2007 and incorporated herein by reference.

10.3
Employment Agreement, dated as of September 3, 2007, by and between Zealous Holdings, Inc. and Sothi Thillairajah, filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.4
Common Stock Purchase Warrant, dated as of June 4, 2007, issued to Charles Kalina III, filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.5
Revolving Line of Credit Agreement, dated as of August 8, 2006, by and between Charles J. Kalina, III and Zealous Holdings, Inc. (formerly Ault Glazer Bodnar & Company, Inc.), filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.6
Secured Promissory Note, dated as of August 14, 2006, issued to Charles J. Kalina, III, filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.7
Loan Modification Agreement, dated as of January 10, 2008, by and between Charles J. Kalina, III and Zealous Holdings, Inc. (formerly Ault Glazer Bodnar & Company, Inc.), filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.8
Secured Promissory Note, dated as of August 17, 2006, issued to Charles J. Kalina, III, filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.9
Loan Modification Agreement, dated as of January 10, 2008, by and between Charles J. Kalina, III and Zealous Holdings, Inc. (formerly Ault Glazer Bodnar & Company, Inc.), filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.10
Secured Promissory Note, dated as of August 25, 2006, issued to Charles J. Kalina, III, filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.11
Loan Modification Agreement, dated as of January 10, 2008, by and between Charles J. Kalina, III and Zealous Holdings, Inc. (formerly Ault Glazer Bodnar & Company, Inc.), filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.12
Secured Promissory Note, dated as of June 4, 2007, issued to Charles J. Kalina, III, filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.13
Loan Modification Agreement, dated as of October 12, 2007, by and between Charles J. Kalina, III and Zealous Holdings, Inc. (formerly Ault Glazer Bodnar & Company, Inc.), filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.14
Loan Modification Agreement #2, dated as of October 19, 2007, by and between Charles J. Kalina, III and Zealous Holdings, Inc. (formerly Ault Glazer Bodnar & Company, Inc.), filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.15
Bridge Loan Note, dated as of June 1, 2006, issued to Charles J. Kalina, III, filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.16
Revolving Credit Line Note, dated as of November 1, 2007, filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.17
Debenture Agreement, dated as of December 15, 2005, issued to Melanie N. Morris-Glazer, filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.18
Promissory Note, dated as of August 28, 2006, issued to Steven Caspi, filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.19
Assignment of line of credit from Louis and Melanie Glazer to Zealous Holdings, Inc., dated as of August 28, 2006, issued to Steven Caspi, filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.20
Acknowledge and Assumption of of line of credit from Louis and Melanie Glazer by Zealous Holdings, Inc., dated as of February 11, 2008, issued to Steven Caspi, filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.21
Promissory Note, issued by Ault Glazer Capital Partners LLC to Zealous Holdings, dated as of December 31, 2007, filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.

10.22
Form of Letter Agreement, dated as of May 9, 2008, from the Zealous Holdings shareholders agreeing to immediately convert their preferred shares into common stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 15, 2008 and incorporated herein by reference.

21.1	List of Subsidiaries (attached hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its its behalf by the undersigned, thereunto duly authorized.

ZEALOUS TRADING GROUP, INC.

Date: June 11, 2008	By: /s/ MILTON C. AULT, III
Milton C. Ault, III
Chief Executive Officer (Principal Executive Officer)

Date: June 11, 2008	By: /s/ SOTHI THILLAIRAJAH
Sothi Thillairajah
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MILTON C. AULT	President, Chief Executive Officer (Principal Executive Officer) and	June 11, 2008
Milton C. Ault	Director
/s/ SOTHI THILLAIRAJAH	Chief Financial Officer (Principal Financial Officer and Principal	June 11, 2008
Sothi Thillairajah	Accounting Officer)
/s/ MICHAEL EDWARDS	Director	June 11, 2008
Michael Edwards
/s/ GLEN SCHLOSSER	Director	June 11, 2008
Glen Schlosser