Form 10-Q
period 2008-06-30
Zealous Trading Group, Inc.
filed 2008-08-19
CIK 1085129

United States
Securities And Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Commission File Number: 000-26383

Zealous Trading Group, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	88-0325940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15641 Red Hill Avenue, Tustin, CA 92780 (Address of Principal Executive Offices)

(949) 885-7399
(Registrant’s Telephone Number, Including Area Code)

Atlantic Syndication Network, Inc.
(Former name, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer Accelerated filer	☐ Non-accelerated filer
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2008 there were 328,283,012 shares of the issuer’s $.001 par value common stock issued and outstanding.

ZEALOUS TRADING GROUP, INC.
(Formerly, Atlantic Syndication Network, Inc.)
Quarterly Report on Form 10-QSB for the
Period Ended on June 30, 2008

ITEM 1. Financial Statements

Zealous Trading Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents	$-	$16,526
Restricted cash	262,500	262,500
Receivable from clearing broker and managed funds	16,688	435,255
Financial instruments: Trading instruments, at fair value	-	466,153
Investment in equity securities of affiliated entity, at cost	583,464	693,011
Other investments, at cost	-	112,500
Loans and receivables	1,035,747	1,363,645
Real Estate note receivable	535,000	-
Deferred Financing Cost, net	954,750	-
Property and equipment, net	399,655	450,370
Deposit with clearing broker	131,438	129,881
Prepaid expenses	134,105	74,102
Deposit on computer software and other assets	1,874,621	208,204
Total Assets	$5,927,968	$4,212,147

Liabilities and Stockholders’ Deficiency
Liabilities:
Bank overdraft	$66,086	$-
Accounts payable and accrued liabilities	1,793,280	615,524
Non-convertible notes payable	3,756,397	7,142,782
Convertible debt, net of discount of $ 1,134,559	3,727,941	-
Liability to issue stock	305,844	560,000
Total Liabilities	9,649,548	8,318,306

Stockholders’ Deficiency:
Preferred stock, par value $0.01, 10,000,000 shares authorized, 199,607 shares Series A Convertible preferred shares issued and outstanding on June 30, 2008	1,996	-
Common stock, par value $0.001, 1,500,000,000 shares authorized, 328,283,012 and 459,981,786 shares issued and outstanding on June 30, 2008 and December 31, 2007, respectively	328,283	459,982
Additional paid-in capital	5,247,967	1,174,523
Accumulated deficit	(9,299,826)	(5,740,664)
Total Stockholders’ Deficiency	(3,721,580)	(4,106,159)
Total Liabilities and Stockholders’ Deficiency	$5,927,968	$4,212,147

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Zealous Trading Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007

REVENUES

Private placement fees	$-	$80,240	$-	$193,600
Commissions	132,286	144,430	357,488	320,609
Interest income	12,335	-	10,710	18,192
Management fees	-	17,330	-	25,765
Total Revenues	144,621	242,000	368,198	558,166

EXPENSES

General and administrative	258,152	381,763	549,500	446,420
Salaries and benefits	609,271	55,617	1,096,319	430,853
Professional fees	120,841	27,500	294,471	42,904
Rent	158,206	96,407	279,246	199,407
Depreciation and amortization	25,198	25,198	50,714	50,714
Total Expenses	1,171,668	586,485	2,270,250	1,170,298
Loss before Other Expenses	1,027,047	344,485	1,902,025	612,132

OTHER EXPENSES/ (INCOME) :

Interest expense including deferred financing cost of $ 954,750 and discount on debt of $ 477,375 for three and six months ended June 30, 2008	1,519,263	48,372	1,651,119	95,171
Realized (gains)/ losses, net	(292,287)	6,295	9,643	68,708
Unrealized losses, net	-	16,525	247	-
Other income, net	(3,293)	-	(3,899)	-
Total Other Expense	1,223,683	71,192	1,657,110	163,879

Net Loss	$2,250,730	$415,677	$3,559,162	$776,011

Weighted Average number of Common Shares outstanding	328,283,012	434,066,413	328,283,012	434,066,413
Net Loss per Share - Basic and Diluted	$0.007	$0.001	$0.011	$0.002

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zealous Trading Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Deficiency
For the six months ended June 30, 2008

	COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL

Balance, December 31, 2007	459,981,786	$459,982	-	$-	$1,174,523	$(5,740,664)	$(4,106,159)
Shares issued – asset purchase agreement TOLTD	11,796,917	11,797	-	-	931,956	-	943,753
Sale of Stock for cash	4,250,000	4,250	-	-	165,750	-	170,000
Shares issued - Repayment of Debt	11,750,000	11,750	-	-	223,250	-	235,000
Shares Issued – Payment of accrued interest	138,540	138	-	-	16,486	-	16,624
Shares issued – Services	3,874,537	3,875	-	-	218,985	-	222,860
Recapitalization pursuant to reverse merger	(163,508,768)	(163,509)	199,607	1,996	2,517,017	-	2,355,504
Net Loss for the period	-	-	-	-	-	(3,559,162)	(3,559,162)

Balance, June 30, 2008	328,283,012	$328,283	199,607	$1,996	$5,247,967	$(9,299,826)	$(3,721,580)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zealous Trading Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,559,162)	$(776,011)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation expense	50,714	50,714
Amortization of debt discount	853,750	-
Amortization of deferred financing cost	477,375	-
Unrealized Losses	247	-
Stock based compensation expense	222,860	335,000
Changes in operating assets and liabilities:
Bank overdraft	66,086	27,963
Receivables from clearing broker	418,568	49,622
Loans and receivables	407,898	113,188
Prepaid expenses	(60,003)	(32,000)
Deposits	(459,900)	92,982
Accounts payables and accrued liabilities	1,177,757	18,947
Net cash used in operating activities	(403,810)	(119,595)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net liabilities in merger	(793,086)	-
Deposit on asset acquisition from TOLTD	(50,000)	-
Sale of financial instruments, net	607,953	107,711
Net cash (used in)/provided by investing activities	(235,133)	107,711

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	452,417	8,470
Sale of Stock	170,000	-
Net Cash provided by financing activities	622,417	8,470

Net Change in Cash and Cash Equivalents	(16,526)	(3,414)
Cash and Cash equivalents, beginning of the period	16,526	3,414
Cash and Cash equivalents, end of the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for conversion of debt	$235,000	-
Stock issued for payment of accrued interest	$16,624	-
Stock issued for asset acquisition from TOLTD	$943,753	-

Supplemental disclosure of cash flow information:
Cash Interest paid	$7,623	$1,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zealous Trading Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

1.	Nature and Continuance of Operations

Nature of Operations:

Zealous Trading Group, Inc. (“the Company”) was originally incorporated under the laws of the state of Nevada on September 25, 1978 as Casino Consultants, Inc. Prior to September 1992, the Company had no operations. On September 15, 1992, the Company entered into an Agreement and Plan of Reorganization with Ad Show Network, Inc., a Nevada corporation, whereby the Company acquired the assets of Ad Show Network, Inc., subject to liabilities, for shares of the Company’s common stock. On September 15, 1992, the Company changed its name to A.S. Network, Inc.  On October 14, 1992, the Company changed its name to Ad Show Network, Inc. On August 17, 1995, the Company changed its name to Atlantic Syndication Network, Inc. On October 5, 2007, the Company filed an amendment to the Articles of Incorporation changing its name from Atlantic Syndication Network, Inc. to Zealous Trading Group, Inc.

On July 16, 2007, Zealous Trading Group. Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") with its wholly-owned subsidiary, ASNI II, INC., a Delaware corporation ("ASNI-II") and Zealous Holdings Inc. and subsidiaries (“Zealous Holdings”), which was consummated on May 9, 2008.

Pursuant to the Merger Agreement (“Merger”), Zealous Holdings merged with and into ASNI-II and ASNI-II mergerd into the Company. As a result of the Merger, Zealous Holdings became a wholly-owned subsidiary of Zealous Trading Group, Inc., through which its operations will be conducted.

Zealous Holdings is a holding company whose subsidiaries are engaged in various financial services businesses including investment banking, trading services, and asset management services. Specifically, Zealous Holdings raises capital for small and microcap public companies as well as select private issuers through its broker dealer.

Going Concern:

At June 30, 2008, the Company has not yet achieved profitable operations and has insufficient working capital to fund ongoing operations and expects to incur further losses in the development of its ZATS trading platform which plans to be a global electronic market place used to support an execute traded for buyers and sellers of restricted and illiquid securities. These circumstances cast substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations.  Management believes that the Company may be able to obtain additional funds from debt and equity financing and related party advances; however there is no assurance that additional financing will be available.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next years.  Realization values may be substantially different from carrying values as shown and these interim consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

Zealous Trading Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

2.	Significant accounting policies

Principles of Consolidation

These interim consolidated financial statements include the accounts of Zealous Trading Group, Inc (the “Company”), and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation

While the information presented in the accompanying interim three and six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2007 audited annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2007 annual financial statements.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending on December 31, 2008. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

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

Zealous Trading Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

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

Basic and Diluted Ner Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of statement of operations.  Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method and convertible debt using the if-converted method. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

Securities Transactions and Revenue Recognition

Private placement fees arising from securities offering in which the Company acts as agent, along with fees earned from providing financial advisory services are recognized at the time the transaction is consummated.

Proprietary securities transactions, commission revenue and commission expense are recorded on a trade-date basis. Profits and losses arising from securities transactions entered into for the account and risk of the Company are recorded on a trade-date basis.

Financial Instruments

Investments:

Trading instruments which primarily consist of publicly traded unrestricted securities are valued at the closing price on the financial reporting date. These instruments are recorded at fair value with unrealized gains and losses reflected in the current period’s earnings.  Fair values are generally based on prices from independent sources, such as listed market prices or price quotations.

Investment in equity securities of affiliated entity are considered available for sale and are recorded at cost.

Other investments primarily consist of non-tradable debt which is convertible into stock and is reported at cost.

Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life o the non-marketable securities may cause the gains or losses ultimately realized on these instruments to be different from the fair values currently assigned.

Zealous Trading Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

Other:

Other financial instruments consist of cash and cash equivalents, restricted cash, receivables from clearing broker, loans and receivables, deposits with clearing broker, accounts payable, accrued liabilities and notes payables. The carrying values of these instruments approximate their fair values due to their relatively short lives to maturity.  The fair value of loans receivables and notes payables also approximate fair market value, as these amounts are due at rates which are compatible to market interest rates.

Cash and Cash Equivalents

For purposes of the statement of cash flows cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.  Cash consists primarily of demand deposits at federally insured institutions. Restricted cash consists of a certificate of deposit which is pledged against an office lease commitment.

Fair Value of  Financial instruments

The carrying values of cash and cash equivalents, restricted cash, financial instruments, receivables, accounts payable, accrued liabilities and notes payable approximate their fair value because of the short maturity of these instruments.  The carrying value of real estate note receivable and both the convertible and non-convertible debt approximate fair value due to the interest rate on these instruments approximating that of similar instruments having similar terms. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Receivables and Allowance for Doubtful Accounts

Receivables include amounts due from broker-dealer transactions and from asset management services. The receivables from broker-dealer clients are principally for amounts due on cash and margin transactions while those from asset management clients are primarily for accrued asset management fees. These receivables are reported at their outstanding principal balance, adjusted for any allowance for doubtful accounts.

The Company also makes loans or pays advances to certain employees, primarily for recruiting and retention purposes.

The Company reviews all its receivables and records an allowance for its doubtful accounts once it determines that specific accounts are uncollectible.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains cash balances at several financial institutions which at times exceed federally insured limits.

Zealous Trading Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

The Company is engaged in trading and in a broad range of securities brokerage and investment services to a diverse clientele.  The Company discloses to its clientele the use of a clearing broker.  The clearing broker carries the clientele’s money and securities balances as custodian.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization charges are computed using the straight line method over the useful life of the assets which range from 3 to 15 years. Leasehold improvements are amortized over the life of the related lease. Improvements to equipment that extends the useful life of the asset are capitalized and amortized over the remaining life of such asset. Maintenance and repairs that do not extend the life of the asset are charged to expense in the period incurred.

Computer Software

The Company follows Financial Accounting Standard Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. This Statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product once the product is in use. The Company has contracted externally to produce a completed platform which will also be offered to customers.

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

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 48, “Accounting for Uncertainties in Income Taxes”, an interpretation of SFAS No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”.

Zealous Trading Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

Recent Accounting Pronouncements

The following Recent Accounting Pronouncements are disclosed as they may be applicable to the Company’s operations and could have an impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued staff position 157-2 which delays the effective date of SFAS No, 157 for all non-financial assets and non-financial liabilities, except for those that are recognized and disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this staff position defers the effective date of SFAS No, 157 to fiscal years beginning after November 15, 2008, which for the Company would be the fiscal year beginning on January 1, 2009. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 but does not believe that the adoption of SFAS No. 157 will materially impact its financial position, cash flows, or results of operations.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007) Business Combinations. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt this statement on January 1, 2009.

In December 2007, the FASB issued Statement No. 160 Non controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. We will adopt this statement on January 1, 2009.

Zealous Trading Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

Reclassifications

Certain comparative figures have been reclassified to conform to the current period’s presentation.

3.	Stockholders’ Equity

Recapitalization pursuant to reverse merger

The merger between Zealous Trading Group, Inc. and Zealous Holdings was consummated on May 9, 2008, by exchanging 248,341,572 shares of Zealous Trading's common stock and 199,607 shares of its series A convertible preferred stock for 100% of the outstanding common stock of Zealous Holdings. As a result of the exchange, the stockholders of Zealous Holdings became the controlling stockholders of the Company. The  acquisition  has been  accounted  for as a capital  transaction  under the reverse  acquisition  method of  accounting  for business combinations.  Under this method, Zealous Holdings (the accounting acquirer) is considered to have acquired Zealous Trading (the accounting acquiree) on the date of the merger and continued as Zealous Trading Group, Inc. thereafter.  The net assets of Zealous Trading Group, Inc. were recorded at carrying value with no recognition of goodwill.

Zealous Trading Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

Pursuant to this merger, all of the common stock was exchanged, however the Company is obligated to issue 80,844,638 shares of its common stock to one of the shareholders pending surrender of his original stock certificate in Zealous Holdings. The Company has therefore recorded a liability to issue stock for $80,844 related to this transaction, which has been included in its respective caption in the accompanying statement of financial condition as of June 30, 2008.

During the six months ended June 30, 2008, Zealous Holdings issued 50,168,247 shares (678,728 pre-merger) of its common stock as follows: 24,022,407 shares (325,000 pre-merger) in connection with employment agreements; 6,336,594 shares (85,728 pre-merger) pursuant to a contract for development of software; 19,809,246 shares (268,000 pre-merger) in connection with a liability to issue stock at December 31, 2007.

Increase in authorized shares

The Company filed a Definitive Schedule 14C in February 2008, in which it obtained shareholder approval to amend its Articles of Incorporation to increase the authorized shares of common stock of the Company from 50,000,000 to 1,500,000,000.  The shareholder approval was obtained on April 24th, 2008. The Company filed an Amendment of Certificate of Articles of Incorporation with the Secretary State of the State of Nevada to increase its authorized shares of common stock from 50,000,000 to 1,500,000,000 and preferred shares to 10,000,000. As a consequence of the above, the Company has sufficient authorized and unissued shares available to settle the conversion of debt into equity and the exercise of warrants. Therefore the Company has reclassified to additional paid-in capital previously recorded derivative liability associated with potential shares to be converted pursuant to its convertible notes.

Other equity issuances

The Company issued 11,750,000 shares of its common stock for conversion of its convertible debt into equity during the six months ended June 30, 2008 at $0.02 per share. The company also sold 4,250,000 shares of its common stock at $0.04 per share to three investors for $170,000 during the six months ended June 30, 2008. The Company issued 3,874,539 shares of its common stock for services received by the company and 138,540 shares of its common stock as interest payment during the six months ended June 30, 2008. The Company also issued 11,796,917 shares of its common stock pursuant to its agreement with Transfer Online Technology Development, LLC ("TOLTD") dated March 3, 2008 for purchase of all rights, title and interest in and to the online/electronic trading platform, including without limitation, the source code, software, any and all intellectual property rights and title related to such trading platform, excluding any licenses for third party software necessary for the performance of the trading platform.

4.	Deposit with Clearing Broker

The Company is party to a Clearing Agreement with Wedbush Morgan Securities, Inc. on a fully disclosed basis to provide custodial and clearing services for the Company. These custodial and clearing services include custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreement can be cancelled at any time for cause or upon 30 days written notice. The Company is required to maintain a minimum deposit of $100,000 with its clearing broker. Deposit with clearing broker as on June 30, 2008 was $131,438.

Zealous Trading Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

5.	Investment in equity securities of affiliated entity

On December 31, 2007, the Company entered into three Interest Purchase Agreements (“IPA”) with a publicly traded company in the Pink Sheets Market which is headed by the Company’s Chairman and Chief Executive Officer. Under the IPA, the Company agreed to sell its rights, title and interests held in certain investment funds it previously managed amounting to $566,484 for the primary consideration of 28,324,200 shares of common stock in the publicly traded company.

During the six months ended June 30, 2008, the Company sold 3,600,000 shares of these securities and recorded a realized gain of $12,807 for the six months ended June 30, 2008.

6.	Loans and Receivables

Loans and receivables at June 30, 2008 and December 31, 2007 are comprised of the following:

	June 30, 2008	December 31, 2007
Short-Term Receivables:
Loan Receivable - Officer and Employees	$382,004	$384,103
Loan (Payable)/Receivable – affiliated entity	(76,198)	369,468
Loan Receivable - Related Parties	242,305	300,203
Accrued Interest Receivable	18,655	-
Receivable – Others	343,981	184,871
Total Short-Term Receivables	910,747	1,238,645

Long-Term Receivables:

Loan Receivable - Officers and Employees	125,000	125,000
Total Long-Term Receivables	125,000	125,000

Total Loans and Receivables	$1,035,747	$1,363,645

7.	Real Estate Note Receivable

The Company has a secured promissory note in the amount of $535,000 resulting from a deposit on a real estate investment. The note carries an interest rate of 6%. The note is collateralized by the underlying real estate and related improvements. Accrued interest relating to the outstanding note receivable was $18,655 as on June 30, 2008.

Zealous Trading Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

8.	Deposit on computer software and other assets

At June 30, 2008 the balance in this category consisted of a $814,321 deposit on a contract for the development of software, a deposit of $956,500 towards the acquisition of certain assets from TOLTD and other deposits of $103,800. The contract for the development of the commercial software which the Company plans to utilize as a trading platform is with an entity whose Chief Executive Officer is related to one of the Company’s previous officers.

The Company and TOLTD entered into an Asset Purchase Agreement on March 3, 2008, for purchase from TOLTD of all rights, title and interest in and to the online/electronic trading platform, including without limitation, the source code, software, any and all intellectual property rights and title related to such trading platform, excluding any licenses for third party software necessary for the performance of the trading platform.

9.	Property and Equipment, net

As of June 30, 2008 and December 31, 2007 property and equipment consist of the following:

	June 30 2008	December 31 2007	Estimated Useful Life
Furniture and Equipment	$511,515	$511,515	3-15
Leasehold Improvements	140,374	140,374	5
Less: Accumulated Depreciation	(252,234)	(201,519)
	$399,655	$450,370

Depreciation expense recorded during the three and six months ended June 30, 2008 was $25,198 and $50,714 respectively. Depreciation expense recorded for three and six months ended June 30, 2007 was $25,198 and 50,714 respectively.

10.	Non-convertible notes payable

Non-convertible notes payable at June 30, 2008 and December 31, 2007 are comprised of the following:

	June 30, 2008	December 31, 2007
Short-Term Borrowings:
Notes Payable - Subsidiary (1)	$-	$3,765,659
Notes Payable - Stockholders (2)	1,193,890	831,995
Notes Payable - Financial Institutions (3)	998,416	1,000,543
Notes Payable - Related Parties (4)	775,091	755,585
Total Short-Term Borrowings	2,967,397	6,353,782

Long-Term Borrowings:

Notes Payable - Stockholders	789,000	789,000
Total Long-Term Borrowings	789,000	789,000

Total Notes Payable	$3,756,397	$7,142,782

Zealous Trading Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

(1)  On November 7, 2007, Zealous Trading Group, Inc. had entered into a revolving credit-line with Zealous Holdings to lend Zealous Holdings up to $5,000,000.  At December 31, 2007, the aggregate amounts borrowed were $3,765,659.  At May 9, 2008 such balance was eliminated upon merger.

(2)  The Company has notes payable to stockholders that are unsecured, interest bearing, demand notes having interest rates ranging from 7% to 15%. Included within this number is approximately $797,000 of notes payable which are in default as of June 30, 2008. This balance includes a note payable of approximately $196,000 which earns interest at 10% of entire outstanding balance per month until fully paid.

(3)  The Company has notes payable to related parties consisting of two revolving line of credits for $500,000, each from Citibank and First Tennessee.  The line of credit from Citibank was established by individuals affiliated to a stockholder and assigned to the Company on July 24, 2006.  Interest rate on the line of credit to Citibank is 6.75%.  The line of credit from First Tennessee was established by individuals affiliated to a stockholder and assigned to the company on July 7, 2007.  Interest rate on the line of credit to First Tennessee is 7.25%

(4)  The Company had notes payable to related parties that are interest bearing, demand notes having interest rates ranging from 7% to 24%. Notes payable to related parties that are in default as of June 30, 2008 totaled $471,000. One of the notes payable to a related party grants the holder a senior security interest in all of the assets, proceeds of those assets and equity of the Company.  This note is amongst those that are currently in default as noted above.

The Company also has two notes payable to a related party that are convertible into common stock of the Company.  It was determined that there would be no financial impact of the potential conversion feature.

Borrowings at June 30, 2008, based on their contractual terms, mature as follows:

Year	Amount
2008	$2,967,397
2009	789,000
Total	$3,756,397

11.	Convertible Debt and Derivative Instruments

In 2007, Zealous Trading Group Inc. issued various convertible notes payable amounting to $5,122,500. These convertible notes mature at various times within one year from date of issuance, have an interest rate ranging from 5% to 15% and include an option to convert the notes to common stock at a conversion price of $0.02 per share.  Along with these convertible notes, the Company issued a total of 119,992,500 warrants convertible at $0.02, $0.03 and $0.05 per share with a term of three years to five years. Additionally, the Company issued 5,406,249 warrants convertible at $0.03 per share with a five year period, exercisable one year from the issuance of the note as long as the holder did not demand payment or exercise the option under the note prior to the maturity date of the note.

Zealous Trading Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

The Company has sufficient authorized and unissued shares available to settle the conversion of debt by converting it into equity.  The Company accounted for the convertible notes payable in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $5,122,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature has been amortized over the maturity period as non-cash interest expense.  During the six months ended June 30, 2008, the Company recorded an amortization of discount on debt of $853,750 as non-cash interest expense.

In connection with securing the financing pursuant to these notes, Zealous Trading Group, Inc. paid $299,250 in cash and issued 24,275,000 warrants. These amounts have been recorded as deferred financing costs amortizable over the terms of the notes. At June 30, 2008 the unamortized deferred financing costs amounted to $954,750. Amortization of deferred financing costs during the six months ended June 30, 2008 amounted to $477,375.

During the six months ended June 30, 2008, the company issued 11,750,000 shares of its common stock at $0.02 per share for conversion of $235,000 of the secured convertible debentures into equity.

The following table shows the amount of Convertible notes payable, secured convertible debentures and related discount on debt as on June 30, 2008:

Convertible notes payable	$747,500
Secured Convertible Debentures	4,115,000
Less: Discount on debt	(1,134,559)
Total as on June 30, 2008	$3,727,941

12.	Warrants

During the six months ended June 30, 2008, the Company issued 2,125,000 warrants in connection with the sale of 4,250,000 shares of its common stock. These warrants have a life of 5 years from the date of issuance.

In connection with the notes issued by Zealous Trading Group Inc, in 2007 as discussed in Note 11 above, the Company issued warrants to purchase 125,390,749 shares of common stock at $0.02 to $0.05 per share over five years. The Company aslo issued 21,375,000 warrants as financing costs related to these notes.

The following table summarizes information on stock warrants outstanding at June 30, 2008:

Zealous Trading Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

Warrants Outstanding
Description	Number Outstanding at June 30, 2008	Expiration Dates	Exercise Price	Number Exercisable at June 30, 2008
Issued on 15% convertible notes	8,109,375	June through October 2012	$0.02	8,109,375
Additional warrants on 15% convertible notes exercisable after 1 year	5,406,249	June through October 2012	0.03	-
Issued on 5% secured convertible debentures	106,875,000	October 2012	0.03	106,875,000
Issued on 12% convertible promissory note	5,000,000	October 2012	0.03	5,000,000
Issued upon sale of 4,250,000 shares of common stock	2,125,000	March 2013	0.05	2,125,000
Issued on non convertible debt	13,325	September through November 2010	$0.03 to 0.05	13,125
Issued to consultants	24,275,000	October 2012 through January 2013	0.03	24,275,000
	151,803,949			146,397,500

13.	Stock Options

The Company’s Board of Directors and stockholders adopted the 2007 Equity Incentive Plan, or the 2007 Plan, on October 19, 2007 which reserves a total of 4,000,000 shares of Common Stock for issuance under the 2007 Plan.  If an incentive award granted under the 2007 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2007 Plan.

During the six months ended June 30, 2008, in connection with the Merger, the Company issued 1,600,000 stock options pursuant to its Stock Incentive Plan to holders of options of Zealous Holdings that were previously issued at an exercise price of $1.00 and a term of 10 years.

The Company uses the Fair Value Method in accordance with SFAS 123R for accounting of stock based compensation. The fair value of these stock options was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Zealous Trading Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

Risk free rate	4%
Dividend yield	0%
Weighted average expected volatility	123.41%
Weighted average expected option life	10 yrs

We do not foresee any forfeiture of options. During the six months ended June 30, 2008, the Company recorded stock based compensation expense of $128,000 in accordance with SFAS 123R.

The following table shows the total number of options outstanding as on June 30, 2008:

Shares
Beginning balance, December 31, 2007	1,860,000
Add: Options granted during six months ended June 30, 2008	1,600,000
Less: Options cancelled pursuant to the merger	(1,860,000)
Less: Options exercised during six months ended June 30, 2008	-
Less: Options Forfeited during six months ended June 30, 2008	-
Total number of options outstanding as on June 30, 2008	1,600,000

Total number of options exercisable as on June 30, 2008	717,500

Weighted Average exercise price of options outstanding as on June 30, 2008 is $1.00 per share.

Weighted average fair value of options granted during the six months ended June 30, 2008 is $0.08 per share.

14.	Contingencies and Commitments

Operating leases:

In 2005, the Company entered into a lease agreement for its corporate headquarters in Los Angeles, California.  The lease has a 62 month term, which expires in the year 2011.  The lease is subject to escalations based on operating expenses.  The lease can be extended for a five year term. On June 1, 2007 the Company sublet a portion of the leased space. The sublease tenants pay their share directly to the landlord. During the six months ended June 30, 2008, the Company signed a lease for office space located at Tustin, California which begins in June 2008 and expires in May 2011. Future minimum lease payments for all non-cancelable operating leases are as follows:

Zealous Trading Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
Year	Amount
2008	$248,997
2009	510,312
2010	523,008
2011	109,020
Total	$1,391,337

Legal matters:

The Company is subject to litigation from time to time in the normal course of business. During the six months ended June 30, 2008, the Company was served as a co-defendant with a complaint by a lender/stockholder. The complaint seeks damages in the amount of $600,000, interest, and attorney fees. The Company cannot determine the merit of this case at this time.

Other material agreements:

On October 3, 2007, Zealous Trading Group, Inc. entered into a consulting agreement with All R’s Consulting, Inc. (“All R’s”) for promotion services to the Company. The term of the agreement is for one (1) year.  Pursuant to the agreement, the Company agreed to issue on a quarterly basis 1,250,000 of shares of common stock at $0.02 per share as well as warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.03 per share over 5 years. In connection with this agreement, the Company issued 2,500,000 shares of its common stock during the six months ended June 30, 2008.

On November 7, 2007, Zealous Trading Group, Inc. entered into a Letter of Agreement with The Investor Relations Group, Inc. (“IRG”) in which IRG is to provide a comprehensive corporate communications program.  The term of the agreement is one (1) year unless sooner terminated and the Company shall pay on a monthly basis $13,500.

15.	Related party transactions

During the six months ended June 30, 2008, in connection with the closing of the Merger, the Company entered into a consulting agreement with Kent Wyatt, a shareholder of the Company.  Pursuant to the consulting agreement, the Company will engage Mr. Wyatt as an independent consultant for a term of one year.  Mr. Wyatt will receive compensation of $96,000 pursuant to the consulting agreement.  The Company has accrued $16,000 as consulting expenses payable as on June 30, 2008 in connection with this consulting agreement.

In addition, the Company issued Mr. Wyatt a promissory note in the amount of $166,367, which sum was due and payable on July 19, 2008. The note is currently in default due to non-payment. In the event that the note is not paid on or before August 20, 2008, the outstanding balance at such time, and every 30 days thereafter, will be increased by 10% until such time as the note is repaid in full. The balance outstanding on this note as on June 30, 2008 was $ 196,367, an increase of $30,000 borrowed by the company during the six months ended June 30, 2008. Interest accrued on this note amounted to $1,663 on June 30, 2008.

Zealous Trading Group, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008

16.	Income Taxes

The Company has accumulated operating losses available for carry forward of approximately $9,300,000, which will begin to expire in the year 2012.  The tax benefit of approximately $3,162,000 resulting from the loss carry forward has been offset by a valuation reserve because the Company has concluded that it is more likely than not that it will not realize any deferred tax assets. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainties in Income Taxes”. FIN 48 clarifies the requirements of SFAS No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized, the second step is to determine the amount to be recognized.

Income tax benefits should be recognized when, based on technical merits of a tax position, the company believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not that the tax position would be sustained as filed; and

If the position is determined to be more likely than not of being sustained, the reporting company should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

The Company’s adoption of FIN 48 did not have any impact on its financial statements.

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

OVERVIEW

We were originally incorporated under the laws of the state of Nevada on September 25, 1978 as Casino Consultants, Inc. Prior to September 1992, we had no operations. On September 15, 1992, we entered into an Agreement and Plan of Reorganization with Ad Show Network, Inc., a Nevada corporation, whereby we acquired the assets of Ad Show Network, Inc., subject to liabilities, for shares of our common stock. On September 15, 1992, we changed our name to A.S. Network, Inc.  On October 14, 1992, we changed our name to Ad Show Network, Inc. On August 17, 1995, we changed our name to Atlantic Syndication Network, Inc. On October 5, 2007, we filed an amendment to the Articles of Incorporation changing our name from Atlantic Syndication Network, Inc. to Zealous Trading Group, Inc.

On July 16, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with our wholly-owned subsidiary, ASNI II, INC., a Delaware corporation (“ASNI-II”) and Zealous Holdings, which was subsequently amended on February 15, 2008 and April 30, 2008.  All conditions for closing were satisfied or waived, and the transaction closed on May 9, 2008.

Pursuant to the Merger Agreement, Zealous Holdings merged with and into ASNI-II, with ASNI-II as the surviving corporation of the merger (the “Merger”). As a result of the Merger, Zealous Holdings became our wholly-owned subsidiary through which our operations are conducted.

Each outstanding share of Zealous Holdings’ common stock and preferred stock received 0.081530 shares of a newly issued class of our preferred stock (the “Convertible Preferred Stock”) which is convertible at the option of the holder into 906.6 shares of our common stock. The Convertible Preferred Stock grants the holders the right to vote each share of Convertible Preferred Stock on any matter taken before our shareholders as a single class. The Convertible Preferred Stock has voting rights which grant a holder of Convertible Preferred Stock the right to vote 10 times the number of shares of Common Stock that is convertible from the Convertible Preferred Stock.

Zealous Holdings Business and History

Zealous Holdings was formed as a Delaware corporation in June of 2005.  Zealous Holdings carries out its business through its operating subsidiaries, Zealous Asset Management LLC, a California registered investment advisory firm ("ZAM") and Zealous Capital Markets LLC, a FINRA/SIPC (as defined hereinafter) registered broker-dealer (“ZCM”).  ZAM began operations in 1998 and up until December 31, 2007, provided investment management services to private investment funds and managed accounts.  ZCM, formed in June of 2005, focuses on and provides brokerage and boutique investment banking services to individuals and institutions as well as manages and operates Zealous ATS, LLC, formed in September of 2007, which plans to be a global electronic marketplace used to support and execute trades for buyers and sellers of restricted and illiquid securities (“ZATS”). ZAM along with ZCM became wholly-owned subsidiaries of Zealous Holdings in 2005 as part of a reorganization into its present holding company structure. ZATS is wholly-owned by ZCM.

Consulting Agreement and Promissory Note

In connection with the closing of the Merger, we entered into a consulting agreement with Kent Wyatt, a shareholder and previous officer of the company.  Pursuant to the consulting agreement, we will engage Mr. Wyatt as an independent consultant for a term of one year.  Mr. Wyatt will receive compensation of $96,000 pursuant to the consulting agreement.  In addition, we issued Mr. Wyatt a promissory note in the amount of $166,367, which sum was due and payable on July 19, 2008.   The note bears interest at a rate of 7% per annum. Balance outstanding on the note as on June 30, 2008 was $196,367. In the event that the note is not paid on or before August 20, 2008, the outstanding balance at such time, and every 30 days thereafter, will be increased by 10% until such time as the note is repaid in full.

Departure and Appointment of Officers and Directors

Upon the closing of the Merger, Kent Wyatt resigned as Vice President of the Company.   The Board of Directors currently consists of two members, Todd Ault and Michael Edwards.  Effective July 1, 2008, Sothi Thillairajah resigned as our Chief Financial Officer and director and we appointed William Dully as our Chief Financial Officer.

Plan of Operations

Our current focus for the next twelve months is the continued development of the ZATS platform. The ZATS system has been tested and used successfully for over 18 months with a major NYSE financial institution, trading a single stock under Rule 144a.  Now, ZATS has rolled out to a limited number of users, the ability to trade restricted stock and illiquid securities of over 1,100 public and private company securities on a negotiated basis.

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

Results of Operations for three months ended June 30, 2008 compared to three months ended June 30, 2007.

We generated $144,621 in operating revenues for the three months ended June 30, 2008 compared to $242,000 in operating revenues for the three months ended June 30, 2007. This is because of lesser brokerage commissions and private placement fees generated during the three months ended June 30, 2008 compared to three months ended June 30, 2007. During the three months ended June 30, 2008 and June 30, 2007, we incurred operating expenses of $1,171,668 and $586,485, respectively, an increase of $585,183 because of increased operating activities. We incurred $1,519,263 in interest expense during the three months ended June 30, 2008 compared to $48,372 in interest expense during the three months ended June 30, 2007 because of interest expense on the increased borrowings subsequent to June 30, 2007. Interest expense of $1,519,263 included a non-cash amortization of discount on debt of $477,375 and deferred financing cost of $954,750.  The net operating loss figures for the three months ended June 30, 2008 and 2007 were $2,250,730 and $415,677, respectively.

Results of Operations for six months ended June 30, 2008 compared to six months ended June 30, 2007.

We generated $368,198 in operating revenues for the six months ended June 30, 2008 compared to $558,166 in operating revenues for the six months ended June 30, 2007. This is because of lesser brokerage commissions and private placement fees generated during the six months ended June 30, 2008 compared to six months ended June 30, 2007. During the six months ended June 30, 2008 and June 30, 2007, we incurred operating expenses of $2,270,250 and $1,170,298, respectively, an increase of $1,099,952 because of increased operating activities. We incurred $1,651,119 in interest expense during the six months ended June 30, 2008 compared to $95,171 in interest expense during the six months ended June 30, 2007 because of interest expense on the increased borrowings subsequent to June 30, 2007. Interest expense of $1,651,119 included a non-cash amortization of discount on debt of $477,375 and deferred financing cost of $954,750.  The net operating loss figures for the six months ended June 30, 2008 and 2007 were $3,559,162 and $776,011, respectively.

Liquidity and Capital Resources

We had a bank overdraft of $66,086 on June 30, 2008. The available cash balance as at June 30, 2007 was $16,526.  We had $262,500 in restricted cash as on June 30, 2008 and June 30, 2007. Receivable from clearing broker and managed funds were $16,688 and $435,255 as on June 30, 2008 and June 30, 2007, respectively.

Investments in affiliated entities on June 30, 2008 stood at $583,464 as compared to $693,011on June 30, 2007. We had no trading instruments as on June 30, 2008 as compared to $466,153 as on June 30, 2007. On September 1, 2006, the company is party to a Clearing Agreement with Wedbush Morgan Securities, Inc. on a fully disclosed basis to provide custodial and clearing services for the Company. These custodial and clearing services include custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreement can be cancelled at any time for cause or upon 30 days written notice. The Company is required to maintain a minimum deposit of $100,000 with its clearing broker, which is included in deposit with clearing broker in the accompanying statement of financial condition. Deposit with clearing broker as on June 30, 2008 was $131,438 as compared $129,881 as on June 30, 2007. Loans and receivables as on June 30, 2008 were $1,035,747 as compared to $1,363,645 as on June 30, 2007. Net investment in fixed assets as on June 30 2008 was $399,655 as compared to $450,370 as on June 30, 2007. There were no new investment in fixed assets in the three and six months ended June 30, 2008. Accounts payables and accrued liabilities as on June 30, 2008 were $1,793,280 as compared to $615,524 on June 30, 2007. Non-convertible notes payable as on June 30, 2008 were $3,756,397 as compared to $7,142,782 as on June 30, 2007.

We have a secured promissory note in the amount of $535,000 dated December 7, 2007 towards a real estate investment. The note carries an interest rate of 6%. The note is collateralized by the underlying property and improvements. Interest due and receivable relating to this note was $18,655 as on June 30, 2008. We had no such investment on June 30, 2007.

Included in the deposit on computer software and other assets is a deposit of $956,500 with Transfer Online Technology Development LLC (“TOLTD”) as on June 30, 2008. We entered into an Asset Purchase Agreement with TOLTD on March 3, 2008, for purchase from TOLTD of all rights, title and interest in and to the online/electronic trading platform, including without limitation, the source code, software, any and all intellectual property rights and title related to such trading platform, excluding any licenses for third party software necessary for the performance of the trading platform.   The purchase price was $1,000,000, which is to be paid as follows: (i) $93,500 in cash and (ii) a mandatory convertible note in the principal amount of $906,500. During the six months ended June 30, 2008, the Company issued 11,796,917 shares of its common stock at $0.08 per share for conversion of the $906,500 convertible note and related accrued interest of $37,253 on the convertible note. Also included in the deposit on computer software and other assets on June 30, 2008, is $814,321 deposit on a contract for the development of software and other security deposits of $41,547. The contract for the development of the commercial software which the Company plans to utilize as a trading platform is with an entity whose Chief Executive Officer is related to one of the Company’s previous officers. Deposit on computer software and other assets as on June 30, 2007 was $208,204.

In 2007, Zealous Trading Group Inc. issued various convertible notes payable amounting to $5,122,500. These convertible notes mature at various times within one year from date of issuance, have an interest rate ranging from 5% to 15% and include an option to convert the notes to common stock at a conversion price of $0.02 per share.  Along with these convertible notes, the Company issued a total of 119,992,500 warrants convertible at $0.02, $0.03 and $0.05 per share with a term of three years and five years. Additionally, the Company issued 5,406,249 warrants convertible at $0.03 per share with a five year life, exercisable one year from the issuance of the note as long as the holder did not demand payment or exercise the option under the note prior to the maturity date of the note.

In 2007, subsequent to a modification of the original loan agreement dated September 28, 2007, Zealous Trading Group, Inc. issued a warrant to purchase 5,200 shares of common stock with a term of 3 years and an exercise price of $0.03 to an individual who issued the Company a non-convertible promissory note for $20,800. The note including accrued interest on the note was repaid in full in the year ended December 31, 2007.

In 2007, Zealous Trading Group, Inc. also paid $299,250 in cash and issued 24,275,000 warrants for services relating to financing at an exercise price of $0.03 and a term of five years. The Company recorded a net deferred financing cost of $954,750, and amortization of deferred financing costs as non-cash interest expense of $477,375 related to these costs during the six months ended June 30, 2008.

During the six months ended June 30, 2008, the company issued 11,750,000 shares of its common stock at $0.02 per share for conversion of $235,000 of the secured convertible debentures into equity. $25,000 of convertible debt which was owned by the subsidiary of the company, Zealous Capital Markets has been eliminated pursuant to the merger during the six months ended June 30, 2008.

The following table shows the amount of Convertible notes payable, secured convertible debentures and related discount on debt as on June 30, 2008:

Convertible notes payable	$747,500
Secured Convertible Debentures	$4,115,000
Less: Discount on debt	$(1,134,559)
Total as on June 30, 2008	$3,727,941

The Company has sufficient authorized and unissued shares available to settle the conversion of debt by converting it into equity.  The Company accounted for the convertible notes payable in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $5,122,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period of one year as non-cash interest expense.  During the six months ended June 30, 2008, the Company recorded an amortization of discount on debt of $853,750 as non-cash interest expense.

Stock Options

The Company’s Board of Directors and stockholders adopted the 2007 Equity Incentive Plan, or the 2007 Plan, on October 19, 2007 which reserves a total of 4,000,000 shares of Common Stock for issuance under the 2007 Plan.  If an incentive award granted under the 2007 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2007 Plan.

During the six months ended June 30, 2008, in connection with the Merger, the Company issued 1,600,000 stock options pursuant to its Stock Incentive Plan to holders of options from Zealous Holdings that were previously issued at an exercise price of $1.00 and a term of 10 years as follows:

Number of Options	Vesting Schedule	Grant Date
467,500	2 years from Grant Date	2/11/08
427,500	Vested	2/11/08
75,000	2 years from Grant Date	12/1/07
25,000	2 years from Grant Date	12/12/07
50,000	Vesting on 11/21/08	2/11/08
40,000	Vested	1/22/08
100,000	Vested	12/1/07
100,000	Vested	12/12/07
40,000	4 year from Grant Date	2/11/08
50,000	Vested	5/9/08
225,000	*See Below	2/11/08

*50,000 vests upon registration statement becoming effective; 50,000 vests upon one full year from September 3, 2007 of Company not receiving an “E”; and 125,000 upon Company being listed on a national stock exchange.

The Company uses the Fair Value Method in accordance with SFAS 123R for accounting of stock based compensation. The fair value of these stock options was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	4%
Dividend yield	0%
Weighted average expected volatility	123.41%
Weighted average expected option life	10 yrs

We do not foresee any forfeiture of options. During the six months ended June 30, 2008, the Company recorded stock based compensation expense of $128,000 in accordance with SFAS 123R.

The following table shows the total number of options outstanding as on June 30, 2008:

Beginning balance, December 31, 2007	1,860,000
Add: Options granted during six months ended June 30, 2008	1,600,000
Less: Options cancelled pursuant to the merger	(1,860,000)
Less: Options exercised during six months ended June 30, 2008	-
Less: Options Forfeited during six months ended June 30, 2008	-
Total number of options outstanding as on June 30, 2008	1,600,000
Total number of options exercisable as on June 30, 2008	717,500

Weighted Average exercise price of options outstanding as on June 30, 2008 is $1.00 per share.

Weighted average fair value fair value of options granted during the six months ended June 30, 2008 is $0.08 per share.

On June 9, 2008, we filed a registration statements on Form S-1 with the Securities and Exchange Commission in order to register (i) all of the shares of Common Stock issuable upon the conversion of all of the Notes and exercises of all of the Warrants, (ii) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Debentures or the Warrants  or (iii) any securities issuable upon any stock split, dividend or other distribution,  recapitalization or similar event (the “Registerable Securities”). We have agreed to use our best efforts to cause the initial Registration Statement to become effective after the initial Filing Date but in no event later than the 120th calendar day following the Filing Date since we have been subjected to a “full review”  by the SEC. We have agreed to cause any additional Registration Statements which may be required to be filed to become effective before the 90th calendar day following the date on which an additional Registration Statement is required to be filed.

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

Critical Accounting Policies

Use of Estimates

The application of our accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. These estimates bear the risk of change due to the inherent uncertainty attached to the estimate and are likely to differ to some extent from actual results. Critical accounting policies requiring use of estimates are share based payments.

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

Recent Accounting Pronouncements

The following Recent Accounting Pronouncements are disclosed as they may be applicable to the Company’s operations and could have an impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued staff position 157-2 which delays the effective date of SFAS No, 157 for all non-financial assets and non-financial liabilities, except for those that are recognized and disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this staff position defers the effective date of SFAS No, 157 to fiscal years beginning after November 15, 2008, which for the Company would be the fiscal year beginning on January 1, 2009. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 but does not believe that the adoption of SFAS No. 157 will materially impact its financial position, cash flows, or results of operations.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007) Business Combinations. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt this statement on January 1, 2009.

In December 2007, the FASB issued Statement No. 160 Non controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. We will adopt this statement on January 1, 2009.

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures and Market Risk

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.  Controls and Procedures

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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S.generally accepted accounting principles (GAAP)

As of June 30, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were : (1) lack of a functioning audit committee and lack of majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, and, (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of  June 30, 2008 and communicated to our management.

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

This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this report.

(b) CHANGES IN INTERNAL CONTROLS.

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We sold $170,000 principal amount for 4,250,000 shares of our common stock to three accredited investors, during the six months ended June 30, 2008.  Along with these shares, we issued (i) warrants to purchase 2,125,000 shares of common stock with a three year life exercisable at $0.05 per share.

The sale of stock was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to us that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

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

ZEALOUS TRADING GROUP, INC.

Date: August 19 , 2008	By: /s/ MILTON C. AULT, III
Milton C. Ault, III
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2008	By: /s/ WILLIAM DULLY
William Dully
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)