Form 10-Q
period 2008-09-30
ADULT ENTERTAINMENT CAPITAL, INC.
filed 2008-11-19
CIK 1085129

United States
Securities And Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Commission File Number: 000-26383

Adult Entertainment Capital, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	88-0325940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15641 Red Hill Avenue, Tustin, CA 92780 (Address of Principal Executive Offices)

(949) 885-7399
(Registrant’s Telephone Number, Including Area Code)

Zealous Trading Group, Inc.
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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2008 there were 388,245,658 shares of the issuer’s $.001 par value common stock issued and outstanding.

ADULT ENTERTAINMENT CAPITAL, INC.
(Formerly, Zealous Trading Group, Inc.)
Quarterly Report on Form 10-Q for the
Period Ended on September 30, 2008

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Condensed Consolidated Statements of Financial Condition

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash	$-	$16,526
Restricted cash	262,500	262,500
Receivable from clearing broker and managed funds	76,367	435,255
Financial instruments: Trading instruments, at fair value	-	466,153
Investment in equity securities of affiliated entity, net of valuation allowance of $290,369	303,980	693,011
Other investments, at cost	-	112,500
Loans and receivables	1,182,798	1,363,645
Real Estate note receivable	592,000	-
Deferred Financing Cost, net	238,687	-
Property and equipment, net	391,699	450,370
Deposit with clearing broker	125,987	129,881
Prepaid expenses	193,978	74,102
Deposits on computer software and other assets	1,949,621	208,204
Total Assets	$5,317,617	$4,212,147

Liabilities and Stockholders’ Deficiency
Liabilities:
Bank overdraft	$46,536	$-
Accounts payable and accrued liabilities	1,965,983	615,524
Non-convertible notes payable	4,401,130	7,142,782
Convertible debt	4,086,582	-
Liability to issue stock	305,844	560,000
Total Liabilities	10,806,075	8,318,306

Stockholders’ Deficiency:
Preferred stock, par value $0.01, 10,000,000 shares authorized, 199,607 shares Series A Convertible preferred shares issued and outstanding on September 30, 2008	1,996	-
Common stock, par value $0.001, 1,500,000,000 shares authorized, 388,245,658 and 459,981,786 shares issued and outstanding on September 30, 2008 and December 31, 2007, respectively	388,247	459,982
Additional paid-in capital	6,371,184	1,174,523
Accumulated deficit	(12,249,885)	(5,740,664)
Total Stockholders’ Deficiency	(5,488,458)	(4,106,159)
Total Liabilities and Stockholders’ Deficiency	$5,317,617	$4,212,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
REVENUES

Private placement fees	$-	$7,000	$-	$200,600
Commissions	325,445	165,107	682,933	485,716
Interest income	576	-	11,286	19,462
Management fees	-	13,169	-	38,934
Total Revenues	326,021	185,276	694,219	744,712

EXPENSES

General and administrative	321,563	137,820	979,977	635,743
Salaries and benefits	326,235	197,767	1,422,554	628,619
Professional fees	102,212	-	298,102	23,500
Rent	82,328	60,133	361,574	263,982
Realized losses and impairment of investments, net	62,587	49,088	89,369	59,621
Unrealized losses/ (gains), net	290,122	(35,167)	290,369	23,008
Depreciation and amortization	25,198	25,198	75,912	75,912
Total Expenses	1,210,245	434,839	3,517,857	1,710,385
Loss before Other Expenses	(884,224)	(249,563)	(2,823,638)	(965,673)

OTHER EXPENSES/ (INCOME)

Interest expense including amortization of deferred financing cost and discount on debt	2,022,559	173,010	3,671,148	268,181
Other expenses, net	43,277	35,270	14,434	-
Total Other Expense	2,065,836	208,280	3,685,582	268,181

Net Loss	$(2,950,060)	$(457,843)	$(6,509,220)	$(1,233,854)

Weighted Average number of Common Shares outstanding	348,270,561	384,050,530	393,478,317	379,697,752
Net Loss per Share - Basic and Diluted	$(0.008)	$(0.001)	$(0.016)	$(0.003)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Condensed Consolidated Statement of Stockholders’ Deficiency
For the nine months ended September 30, 2008

	COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL

Balance, December 31, 2007	459,981,786	$459,983	-	$-	$1,174,523	$(5,740,665)	$(4,106,159)
Shares issued – software purchase agreement TOLTD	11,796,917	11,797	-	-	931,956	-	943,753
Sale of Stock for cash	4,250,000	4,250	-	-	165,750	-	170,000
Shares issued - Repayment of debt	65,552,457	65,552	-	-	1,237,365	-	1,302,917
Shares Issued – Payment of accrued interest	6,098,729	6,099	-	-	123,788	-	129,887
Shares issued – Services	4,074,537	4,075	-	-	220,785	-	224,860
Recapitalization pursuant to reverse merger	(163,508,768)	(163,509)	199,607	1,996	2,517,017	-	2,355,504
Net Loss for the period	-	-	-	-	-	(6,509,220)	(6,509,220)

Balance, September 30, 2008	388,245,658	$388,247	199,607	$1,996	$6,371,184	$(12,249,885)	$(5,488,458)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,509,220)	$(1,233,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	75,912	75,912
Investment write down	41,878
Amortization of debt discount	1,988,309	-
Amortization of deferred financing cost	1,193,438	-
Unrealized Losses	290,369	-
Stock based compensation expense	224,860	335,000
Changes in operating assets and liabilities:
Bank overdraft	46,536	-
Receivables from clearing broker	358,888	67,206
Loans and receivables	236,347	(68,663)
Prepaid expenses	(119,876)	(48,750)
Deposits on computer software and other assets	(529,449)	65,839
Accounts payables and accrued liabilities	1,463,723	111,500
Net cash used in operating activities	(1,238,285)	(695,811)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net liabilities in merger	(793,086)	-
Purchase of property and equipment	(17,242)	(605)
Payments towards acquisition of software -TOLTD	(50,000)	-
Sale of financial instruments, net	522,937	168,343
Net cash (used in)/provided by investing activities	(337,391)	167,738
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,409,150	529,133
Repayment of notes payable	(20,000)	-
Proceeds from sale of Stock	170,000	-
Net Cash provided by financing activities	1,559,150	529,133
Net change in cash	(16,526)	1,061
Cash, beginning of the period	16,526	3,414
Cash , end of the period	$-	$4,475

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for conversion of debt	$1,285,918	-
Stock issued for payment of accrued interest	$129,887	-
Stock issued for asset acquisition	$1,158,074	-

Supplemental disclosure of cash flow information:
Cash interest paid	$15,963	$2,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

1.             Nature and Continuance of Operations

Nature of Operations:

Adult Entertainment Capital, Inc. (“the Company”) was originally incorporated under the laws of the state of Nevada on September 25, 1978 as Casino Consultants, Inc. Prior to September 1992, the Company had no operations. On September 15, 1992, the Company entered into an Agreement and Plan of Reorganization with Ad Show Network, Inc., a Nevada corporation, whereby the Company acquired the assets of Ad Show Network, Inc., subject to liabilities, for shares of the Company’s common stock. On September 15, 1992, the Company changed its name to A.S. Network, Inc.  On October 14, 1992, the Company changed its name to Ad Show Network, Inc. On August 17, 1995, the Company changed its name to Atlantic Syndication Network, Inc. On October 5, 2007, the Company filed an amendment to the Articles of Incorporation changing its name from Atlantic Syndication Network, Inc. to Zealous Trading Group, Inc. On August 25, 2008, the Company filed an amendment to its Articles of Incorporation changing its name to Adult Entertainment Capital, Inc.

On July 16, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with its wholly-owned subsidiary, ASNI II, INC., a Delaware corporation ("ASNI-II") and Zealous Holdings Inc. and subsidiaries (“Zealous Holdings”), which was consummated on May 9, 2008.

Pursuant to the Merger Agreement (“Merger”), Zealous Holdings merged with and into ASNI-II and ASNI-II merged into the Company. As a result of the Merger, Zealous Holdings became a wholly-owned subsidiary of Adult Entertainment Capital, Inc., through which its operations will be conducted.

Zealous Holdings is a holding company whose subsidiaries are engaged in various financial services businesses including investment banking, trading services, and asset management services. Specifically, Zealous Holdings raises capital for small and microcap public companies as well as select private issuers through its broker dealer.

Going Concern:

At September 30, 2008, the Company has not yet achieved profitable operations, has insufficient working capital to fund ongoing operations and expects to incur further losses. These circumstances cast substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations.  Management believes that the Company may be able to obtain additional funds from debt and equity financing and related party advances; however there is no assurance that additional financing will be available.

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

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

2.             Significant accounting policies

Principles of Consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation

While the information presented in the accompanying interim three and nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2007 audited annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2007 annual financial statements filed on Form DEF-14C with the Securities and Exchange Commission on March 4, 2008.

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending on December 31, 2008. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

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

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

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

Basic and Diluted Net Loss Per Share

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

Investment in equity securities of affiliated entity are considered available for sale and were originally recorded at cost. These securities have been reduced to their fair value with an unrealized loss reflected in the Statement of Operations for the period. Fair values were based on prices and quotations from independent sources in an active market.

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

Other investments primarily consist of non-tradable debt which is convertible into stock and is reported at cost.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No.157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157–2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.

Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

• Level 1 – Quoted prices in active markets for identical assets or liabilities.

• Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

• Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Cash

For purposes of the statement of cash flows, cash usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.  Cash consists primarily of demand deposits at federally insured institutions. Restricted cash consists of a certificate of deposit which is pledged against an office lease commitment.

Fair Value of  Other Financial instruments

The carrying values of cash, restricted cash, financial instruments, receivables, accounts payable, accrued liabilities and notes payable approximate their fair value because of the short maturity of these instruments.  The carrying value of real estate note receivable and both the convertible and non-convertible debt approximate fair value due to the interest rate on these instruments approximating that of similar instruments having similar terms. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

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

Computer Software

The Company follows Financial Accounting Standard Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. This Statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs will be amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product once the product is in use. The Company has contracted externally to produce and purchase a completed platform which will also be offered to customers.

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

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

In February 2008, the FASB issued staff position 157-2 which delays the effective date of SFAS No, 157 for all non-financial assets and non-financial liabilities, except for those that are recognized and disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this staff position defers the effective date of SFAS No, 157 to fiscal years beginning after November 15, 2008, which for the Company would be the fiscal year beginning on January 1, 2009. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 and believes that the adoption of SFAS No. 157 can have an impact on its financial position, cash flows, or results of operations.

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

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

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

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

3.             Stockholders’ Equity

Recapitalization pursuant to merger

The merger between the Company and Zealous Holdings was consummated on May 9, 2008, by exchanging 248,341,572 shares of the Company’s common stock and 199,607 shares of its series A convertible preferred stock for 100% of the outstanding common stock of Zealous Holdings. As a result of the exchange, the stockholders of Zealous Holdings became the controlling stockholders of the Company. The  acquisition  has been  accounted  for as a capital  transaction  under the rule of accounting  for business combinations.  Under this method, Zealous Holdings (the accounting acquirer) is considered to have acquired the Company (the accounting acquiree) on the date of the merger and continued as the reporting entity thereafter.  The net assets of the Company were recorded at carrying value with no recognition of goodwill.

Pursuant to this merger, all of the common stock was exchanged, however the Company is obligated to issue 80,844,638 shares of its common stock to one of the shareholders pending surrender of his original stock certificate in Zealous Holdings. The Company has therefore recorded a liability to issue stock for $80,844 related to this transaction, which has been included in its respective caption in the accompanying statement of financial condition as of September 30, 2008.

During the nine months ended September 30, 2008, Zealous Holdings issued 50,168,247 shares (678,728 pre-merger) of its common stock as follows: 24,022,407 shares (325,000 pre-merger) in connection with employment agreements; 6,336,594 shares (85,728 pre-merger) pursuant to a contract for development of software; 19,809,246 shares (268,000 pre-merger) in connection with a liability to issue stock at December 31, 2007.

Increase in authorized shares

The Company filed a Definitive Schedule 14C on March 4, 2008, in which it obtained shareholder approval to amend its Articles of Incorporation to increase the authorized shares of common stock of the Company from 50,000,000 to 1,500,000,000.  The shareholder approval was obtained on April 24th, 2008. The Company filed an Amendment of Certificate of Articles of Incorporation with the Secretary State of the State of Nevada to increase its authorized shares of common stock from 50,000,000 to 1,500,000,000 and preferred shares to 10,000,000. As a consequence of the above, the Company has sufficient authorized and unissued shares available to settle the conversion of debt into equity and the exercise of warrants. Therefore the Company has reclassified to additional paid-in capital previously recorded derivative liability associated with potential shares to be converted pursuant to its convertible notes.

Other equity issuances

The Company issued 65,764,519 shares of its common stock for conversion of its convertible debt into equity during the nine months ended September 30, 2008 at $0.02 per share. The company also sold 4,250,000 shares of its common stock at $0.04 per share to three investors for $170,000 during the nine months ended September 30, 2008. The Company issued 4,074,537 shares of its common stock for services received by the company and 5,886,667 shares of its common stock as interest payment during the nine months ended September 30, 2008. The Company also issued 11,796,917 shares of its common stock pursuant to its agreement with Transfer Online Technology Development, LLC (“TOLTD”) dated March 3, 2008 for purchase of all rights, title and interest in and to the online/electronic trading platform, including without limitation, the source code, software, any and all intellectual property rights and title related to such trading platform, excluding any licenses for third party software necessary for the performance of the trading platform.

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

4.             Deposit with Clearing Broker

The Company is party to Clearing Agreements with Wedbush Morgan Securities, Inc. and Legent Securities on a fully disclosed basis to provide custodial and clearing services for the Company. These custodial and clearing services include custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreements can be cancelled at any time for cause or upon 30 days written notice. The Company has $ 125,987 as clearing deposits with these clearing brokers as of September 30, 2008.

5.            Investment in Equity Securities of Affiliated Entity

On December 31, 2007, the Company entered into three Interest Purchase Agreements (“IPA”) with a publicly traded company in the Pink Sheets Market which is headed by the Company’s Chairman and Chief Executive Officer. Under the IPA, the Company agreed to sell its rights, title and interests held in certain investment funds it previously managed amounting to $566,484 for the primary consideration of 28,324,200 shares of common stock in the publicly traded company. These securities were considered as available for sale at December 31, 2007 and were carried at their historical cost.

During the nine months ended September 30, 2008, the Company sold 6,500,000 shares of these securities and recorded a realized loss of $47,492 for the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the Company also recorded an unrealized loss of $290,369 to reduce the carrying values of the securities to their fair values as determined from independent quotes in an active market.

6.	Loans and Receivables

Loans and receivables at September 30, 2008 and December 31, 2007 are comprised of the following:

	September 30, 2008	December 31, 2007
Short-Term Receivables:
Loan Receivable - Officer and Employees	$474,109	$384,103
Loan Receivable – Affiliated entity	311,411	369,468
Loan Receivable - Related Parties	70,200	300,203
Accrued Interest Receivable	27,006	-
Receivable – Others	175,072	184,871
Total Short-Term Receivables	1,057,798	1,238,645

Long-Term Receivables:

Loan Receivable - Officers and Employees	125,000	125,000
Total Long-Term Receivables	125,000	125,000
Total Loans and Receivables	$1,182,798	$1,363,645

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

7.           Real Estate Note Receivable

The Company has a secured promissory note in the amount of $535,000 resulting from a deposit on a real estate investment. The note carries an interest rate of 6%. The note is collateralized by the underlying real estate and related improvements. The Company advanced an additional $57,000 towards the same real estate investment during the three months ended September 30, 2008. Accrued interest relating to the outstanding note receivable was $27,006 as on September 30, 2008.

8.           Deposit on Computer Software and Other Assets

At September 30, 2008 the balance in this account consisted of a $814,321 deposit on a contract for the development of the Zealous Alternative Trading System (“ZATS”), a global electronic market place that supports and executes trades for buyers and sellers of restricted illiquid securities, a deposit of $993,753 with Transfer Online Technology Development, LLC (“TOLTD”) towards acquisition of software, a $75,000 deposit towards acquisition of Comedy.Net and other deposits of $66,547. The contract for the development of the commercial software (ZATS) which the Company plans to utilize as a trading platform is with an entity whose Chief Executive Officer is related to one of the Company’s previous officers.

The Company and TOLTD entered into an Asset Purchase Agreement on March 3, 2008, for purchase from TOLTD of all rights, title and interest in and to the online/electronic trading platform, including without limitation, the source code, software, any and all intellectual property rights and title related to such trading platform, excluding any licenses for third party software necessary for the performance of the trading platform.  During the nine months ended September 30, 2008, the Company paid a deposit of $50,000 in cash and $943,753 in stock which includes $37,253 in accrued interest towards the acquisition of these assets from TOLTD.

9.           Property and Equipment, net

As of September 30, 2008 and December 31, 2007 property and equipment consist of the following:

	September 30 2008	December 31 2007	Estimated Useful Life
Furniture and Equipment	$528,758	$511,515	3-15
Leasehold Improvements	140,374	140,374	5
Less: Accumulated Depreciation	(277,433)	(201,519)
	$391,699	$450,370

Depreciation expense recorded during the three and nine months ended September 30, 2008 was $25,198 and $75,912 respectively. Depreciation expense recorded for three and nine months ended September 30, 2007 was $25,198 and $75,912 respectively.

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

10.           Non-convertible Notes Payable

Non-convertible notes payable at September 30, 2008 and December 31, 2007 are comprised of the following:

	September 30, 2008	December 31, 2007
Short-Term Borrowings:
Notes Payable - Subsidiary (1)	$-	$3,765,659
Notes Payable - Stockholders (2)	1,811,976	831,995
Notes Payable - Financial Institutions (3)	998,416	1,000,543
Notes Payable - Related Parties (4)	1,010,482	755,585
Total Short-Term Borrowings	3,820,874	6,353,782

Long-Term Borrowings:

Notes Payable - Stockholders	580,256	789,000
Total Long-Term Borrowings	580,256	789,000
Total Notes Payable	$4,401,130	$7,142,782

(1)  On November 7, 2007, the Company had entered into a revolving credit-line with Zealous Holdings to lend Zealous Holdings up to $5,000,000.  At December 31, 2007, the aggregate amounts borrowed were $3,765,659.  At May 9, 2008 such balance was eliminated upon merger.

(2)  The Company has notes payable to stockholders that are unsecured, interest bearing, demand notes having interest rates ranging from 7% to 15%. Included within this number is approximately $797,000 of notes payable which are in default as of September 30, 2008.  The notes payable to stockholders also includes a note payable of approximately $176,000 which earns interest at 10% of entire outstanding balance per month until fully paid.

(3)  The Company has notes payable to financial institutions consisting of two revolving lines of credits for $500,000, each from Citibank and First Tennessee.  The line of credit from Citibank was established by individuals affiliated to a stockholder and assigned to the Company on July 24, 2006.  Interest rate on the line of credit to Citibank is 6.75%.  The line of credit from First Tennessee was established by individuals affiliated to a stockholder and assigned to the company on July 7, 2007.  Interest rate on the line of credit to First Tennessee is prime rate plus 1%.

(4)  The Company had notes payable to related parties that are interest bearing, demand notes having interest rates ranging from 7% to 24%. Notes payable to related parties that are in default as of September 30, 2008 totaled $471,000. One of the notes payable to a related party grants the holder a senior security interest in all of the assets, proceeds of those assets and equity of the Company.  This note is amongst those that are currently in default as noted above.

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

Borrowings at September 30, 2008, based on their contractual terms, mature as follows:

Year	Amount
2008	$3,551,874
2009	$369,256
After 2009	$480,000
Total	$4,401,130

11.           Convertible Debt and Derivative Instruments

In 2007, the Company issued various convertible notes payable amounting to $5,122,500. These convertible notes mature at various times within one year from date of issuance, have an interest rate ranging from 5% to 15% and include an option to convert the notes to common stock at a conversion price of $0.02 per share.  Along with these convertible notes, the Company issued a total of 119,992,500 warrants convertible at $0.02, $0.03 and $0.05 per share with a term of three years to five years. Additionally, the Company issued 5,406,249 warrants convertible at $0.03 per share with a five year period, exercisable one year from the issuance of the note as long as the holder did not demand payment or exercise the option under the note prior to the maturity date of the note.

The Company has sufficient authorized and unissued shares available to settle the conversion of debt by converting it into equity.  The Company accounted for the convertible notes payable in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $5,122,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature has been amortized over the maturity period as non-cash interest expense.  During the nine months ended September 30, 2008, the Company recorded an amortization of discount on debt of $1,988,309 as non-cash interest expense.

In connection with securing the financing pursuant to these notes, the Company paid $299,250 in cash and issued 24,275,000 warrants. These amounts have been recorded as deferred financing costs amortizable over the terms of the notes. At September 30, 2008 the unamortized deferred financing costs amounted to $238,687. Amortization of deferred financing costs during the nine months ended September 30, 2008 amounted to $1,193,438.
The Company also has two notes payable totaling $275,000 to related parties that are convertible into common stock of the Company.  It was determined that there would be no financial impact as a result of the potential conversion feature.

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

During the nine months ended September 30, 2008, the company issued 64,295,900 shares of its common stock at $0.02 per share for conversion of $1,285,918 of the secured convertible debentures into equity.

The following table shows the amount of Convertible notes payable, secured convertible debentures and related discount on debt as on September 30, 2008:

Convertible Notes Payable	$712,091
Secured Convertible Debentures	3,374,491
Total as on September 30, 2008	$4,086,582

12.	Warrants

During the nine months ended September 30, 2008, the Company issued 2,125,000 warrants in connection with the sale of 4,250,000 shares of its common stock. These warrants have a life of 5 years from the date of issuance.

In connection with the notes issued the Company, in 2007 as discussed in Note 11 above, the Company issued warrants to purchase 125,390,749 shares of common stock at $0.02 to $0.05 per share over five years.  The Company also issued 21,375,000 warrants as financing costs related to these notes.

The following table summarizes information on stock warrants outstanding at September 30, 2008:

Warrants Outstanding

Description	Number Outstanding at September 30, 2008	Expiration Dates	Exercise Price	Number Exercisable at September 30, 2008
Issued on 15% convertible notes	8,109,375	September through October 2012	$0.02	8,109,375
Additional warrants on 15% convertible notes exercisable after 1 year	5,406,249	September through October 2012	0.03	-
Issued on 5% secured convertible debentures	106,875,000	October 2012	0.03	106,875,000
Issued on 12% convertible promissory note	5,000,000	October 2012	0.03	5,000,000
Issued upon sale of 4,250,000 shares of common stock	2,125,000	March 2013	0.05	2,125,000
Issued on non convertible debt	13,325	September through November 2010	$0.03 to 0.05	13,125
Issued to consultants	24,275,000	October 2012 through January 2013	0.03	24,275,000
	151,803,949			146,397,500

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

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

During the nine months ended September 30, 2008, in connection with the Merger, the Company issued 1,600,000 stock options pursuant to its Stock Incentive Plan to holders of options of Zealous Holdings that were previously issued at an exercise price of $1.00 and a term of 10 years.

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

We do not foresee any forfeiture of options. During the nine months ended September 30, 2008, the Company recorded stock based compensation expense of $128,000 in accordance with SFAS 123R.

The following table shows the total number of options outstanding as on September 30, 2008:

Shares
Beginning balance, December 31, 2007	1,860,000
Add: Options granted during nine months ended Sep. 30, 2008	1,600,000
Less: Options cancelled pursuant to the merger	(1,860,000)
Total number of options outstanding as on Sep. 30, 2008	1,600,000

Total number of options exercisable as on September 30, 2008	717,500

Weighted Average exercise price of options outstanding as on September 30, 2008 is $1.00 per share.

Weighted average fair value of options granted during the nine months ended September 30, 2008 is $0.08 per share.

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

14.           Contingencies and Commitments

Operating leases:

In 2005, the Company entered into a lease agreement for its corporate headquarters in Los Angeles, California.  The lease has a 62 month term, which expires in the year 2011.  The lease is subject to escalations based on operating expenses.  The lease can be extended for a five year term. On June 1, 2007 the Company sublet a portion of the leased space. The sublease tenants pay their share directly to the landlord. During November, 2008, the Company vacated the premise in Los Angeles and identified a sub-lessor that will take over the office space. The sub-lessor will be responsible for all future rent payments owed by the Company pursuant to the lease agreement. During the nine months ended September 30, 2008, the Company signed a lease for office space located at Tustin, California which begins in June 2008 and expires in May 2011. Future minimum lease payments for all non-cancelable operating leases are as follows:

Year	Amount
2008	$47,571
2009	190,284
2010	190,284
2011	79,285
Total	$507,424

Legal matters:

The Company is subject to litigation from time to time in the normal course of business. During the nine months ended September 30, 2008, the Company was served as a co-defendant with a complaint by a lender/stockholder. The complaint seeks damages in the amount of $600,000 plus interest and attorney fees. In July 2008, the Company entered a settlement agreement for $350,000. The Company has currently been served with a complaint as a co-defendant to enforce the settlement agreement.

The Company is aware of an action filed by a former director/shareholder to which the Company would be a co-defendant.  No complaint has been served on the Company.  The complaint seeks recovery of $1,180,000, relating to prior equity and unsecured debt investments, plus attorneys fees and costs.  The complaint alleges violations of federal and state securities laws.  The Company cannot determine the merit of the case at this time.

The Company was served as a defendant with a complaint by a secured creditor.  The complaint seeks damages in the amount of $260,000 plus interest and attorneys fees and costs.  The complaint alleges that the Company defaulted on a secured convertible debenture held by plaintiff.  The Company cannot determine the merit of the case at this time.

On November 7, 2007, the Company entered into a Letter of Agreement with The Investor Relations Group, Inc. (“IRG”) in which IRG is to provide a comprehensive corporate communications program.  The term of the agreement is one (1) year unless sooner terminated and the Company shall pay on a monthly basis $13,500. The Company was served with as a defendant with a complaint by IRG.  The complaint seeks damages in the amount of $40,000 plus interest and costs.  The Company cannot determine the merit of the case at this time.

Adult Entertainment Capital, Inc. and Subsidiaries
(Formerly, Zealous Trading Group, Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

Other material agreements:

On October 3, 2007, the Company entered into a consulting agreement with All R’s Consulting, Inc. (“All R’s”) for promotion services to the Company. The term of the agreement is for one (1) year.  Pursuant to the agreement, the Company agreed to issue on a quarterly basis 1,250,000 of shares of common stock at $0.02 per share as well as warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.03 per share over 5 years. In connection with this agreement, the Company issued 2,500,000 shares of its common stock during the nine months ended September 30, 2008.

15 .         Related party transactions

During the nine months ended September 30, 2008, in connection with the closing of the Merger, the Company entered into a consulting agreement with Kent Wyatt, a shareholder of the Company.  Pursuant to the consulting agreement, the Company will engage Mr. Wyatt as an independent consultant for a term of one year.  Mr. Wyatt will receive compensation of $96,000 pursuant to the consulting agreement.  The Company has accrued $40,000 as consulting expenses payable as on September 30, 2008 in connection with this consulting agreement.

In addition, the Company issued Mr. Wyatt a promissory note in the amount of $166,367, which sum was due and payable on July 19, 2008. In the event that the note is not paid on or before August 20, 2008, the outstanding balance at such time, and every 30 days thereafter, will be increased by 10% until such time as the note is repaid in full. The balance outstanding on this note as on September 30, 2008 was $ 176,367, a net increase of $10,000 borrowed by the company during the nine months ended September 30, 2008. Interest accrued on this note amounted to $21,555 on September 30, 2008.

16.          Income Taxes

The Company has accumulated operating losses available for carry forward of approximately $12,200,000, which will begin to expire in the year 2012.  The tax benefit of approximately $4,148,000 resulting from the loss carry forward has been offset by a valuation reserve because the Company has concluded that it is more likely than not that it will not realize any deferred tax assets. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

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

17.          Subsequent events

Recent volatility in the stock market has led, and may continue to lead to a decline in the value of the Company’s investments. Subsequent to September 30, 2008 the market value of the Company’s investments in equity securities of affiliated entity (Note 5), declined by approximately $100,000.

During October 2008, the Company entered into a contract to sell its Zealous Alternative Trading System (ZATS) platform to a Company related to a Company debtor. Despite various obstacles to the negotiations, the parties remain committed to the final consummation of this transaction during the quarter ending December 31, 2008.

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

PLAN OF OPERATIONS

The Adult Entertainment Business

In August 2008, we changed our name to Adult Entertainment Capital, Inc. with the intent to engage in the adult entertainment business by building a portfolio of investments in the industry.  On August 28, 2008, we entered into a letter of intent with ComedyNet.TV, Inc. The Letter of Intent set forth the general terms upon which we would acquire 100% of ComedyNet; however after making an initial payment of $75,000 to ComedyNet, the acquisition was terminated and we abandoned out adult entertainment business plans in favor of returning to our central broker-dealer business.

           Similarly, in September and October 2008, we sought to acquire an interest in several adult related businesses, including Rock Candy Entertainment’s Monster Tubers, Internet Lending Group, LLC, Rock Candy Entertainment, LLC, Stiletto Magazine and URL Acquisition and Management, LLC (a dba of Zealous Interactive, LLC).  These planned acquisitions were also discontinued when we decided to abandon our adult entertainment business plan in November 2008.  We currently retain several small equity and debt interests in these companies and/or their websites which we intend to divest over the next few months.  As a result we intend to change our name back to Zealous Trading Group, Inc. and focus on the broker-dealer side of our business.

The Broker-Dealer Business

Our current focus for the next twelve months is the development of the Advance algorisms and Black box trading platform for the Futures and FOREX business. The Zealous AI system has been tested and used successfully since July 2008. Zealous Asset Management, LLC and Zealous Capital Markets, LLC has established a strategic relationship with Beverly Hills Capital which we expect to add significantly to our renewed trading focus and growth.

On October 21, 2008, we announced the sale of our Zealous Alternative Trading Sysytem (ZATS) platform to Global Access Holdings (“GAH”) for a 17% share of GAH.  Then, on November 12, 2008, in a press release, we mistakenly announced that this transaction had been cancelled.  In fact, the contract while signed had not been consummated due to certain conditions to sale, including certain outstanding obligations to third parties with claims against the ZATs system.  Those obligations remain outstanding, but the parties remain committed to the final consummation of this transaction during the fourth quarter.

We intend to strengthen our broker-dealer business over the next 12 months with an objective of generating revenue through trading commissions, asset management fees and placement fees. Effective November 15, 2008, we hired Jana Henson as the President of Zealous Capital Markets, LLC. Jana brings tremendous trading, operations and compliance experience to Zealous Capital Markets, LLC.

Additionally, while significant hurdles still remain, negotiations are ongoing with secured and unsecured creditors to accept compromise settlements and common stock conversion in exchange for part or all of their debt so that the company can focus on its core business.

CORPORATE BACKGROUND

We were originally incorporated under the laws of the state of Nevada on September 25, 1978 as Casino Consultants, Inc. Prior to September 1992, we had no operations. On September 15, 1992, we entered into an Agreement and Plan of Reorganization with Ad Show Network, Inc., a Nevada corporation, whereby we acquired the assets of Ad Show Network, Inc., subject to liabilities, for shares of our common stock. On September 15, 1992, we changed our name to A.S. Network, Inc.  On October 14, 1992, we changed our name to Ad Show Network, Inc. On August 17, 1995, we changed our name to Atlantic Syndication Network, Inc. On October 5, 2007, we filed an amendment to the Articles of Incorporation changing our name from Atlantic Syndication Network, Inc. to Zealous Trading Group, Inc. On August 25, 2008, we filed an amendment to the Articles of Incorporation changing our name from Zealous Trading Group, Inc. to Adult Entertainment Capital, Inc.

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

Zealous Holdings was formed as a Delaware corporation in September of 2005.  Zealous Holdings carries out its business through its operating subsidiaries, Zealous Asset Management LLC, a California registered investment advisory firm ("ZAM") and Zealous Capital Markets LLC, a FINRA/SIPC (as defined hereinafter) registered broker-dealer (“ZCM”).  ZAM began operations in 1998 and up until December 31, 2007, provided investment management services to private investment funds and managed accounts.  ZCM, formed in September of 2005, focuses on and provides brokerage and boutique investment banking services to individuals and institutions as well as manages and operates Zealous ATS, LLC, formed in September of 2007, which plans to be a global electronic marketplace used to support and execute trades for buyers and sellers of restricted and illiquid securities (“ZATS”). ZAM along with ZCM became wholly-owned subsidiaries of Zealous Holdings in 2005 as part of a reorganization into its present holding company structure. ZATS is wholly-owned by ZCM.

RESULTS OF OPERATIONS

Results of Operations for three months ended September 30, 2008 compared to three months ended September 30, 2007.

We generated $326,021 in operating revenues for the three months ended September 30, 2008 compared to $185,276 in operating revenues for the three months ended September 30, 2007. This is because of higher brokerage commissions generated during the three months ended September 30, 2008 compared to three months ended September 30, 2007. During the three months ended September 30, 2008 and September 30, 2007, we incurred operating expenses of $1,210,245 and $434,839, respectively, an increase of $775,406 because of increased operating activities. We incurred $2,022,559 in interest expense during the three months ended September 30, 2008 compared to $173,010 in interest expense during the three months ended September 30, 2007 because of interest expense on the increased borrowings subsequent to September 30, 2007. Interest expense of $2,022,559 included a non-cash amortization of discount on debt of $1,134,559 and deferred financing cost of $716,063.  The net operating loss figures for the three months ended September 30, 2008 and 2007 were $884,224 and $249,563, respectively.

Results of Operations for nine months ended September 30, 2008 compared to nine months ended September 30, 2007.

We generated $694,219 in operating revenues for the nine months ended September 30, 2008 compared to $744,712 in operating revenues for the nine months ended September 30, 2007. This is because of lesser brokerage commissions and private placement fees generated during the nine months ended September 30, 2008 compared to nine months ended September 30, 2007. During the nine months ended September 30, 2008 and September 30, 2007, we incurred operating expenses of $3,517,857 and $1,710,385, respectively, an increase of $1,807,472 because of increased operating activities. We incurred $3,671,148 in interest expense during the nine months ended September 30, 2008 compared to $268,181 in interest expense during the nine months ended September 30, 2007 because of interest expense on the increased borrowings subsequent to September 30, 2007. Interest expense of $3,671,148 included a non-cash amortization of discount on debt of $1,193,438 and deferred financing cost of $1,988,309.  The net operating loss figures for the nine months ended September 30, 2008 and 2007 were $2,823,638 and $965,673, respectively.

Liquidity and Capital Resources

We had a bank overdraft of $46,536 on September 30, 2008. The available cash balance as at September 30, 2007 was $4,475.  We had $262,500 in restricted cash as on September 30, 2008 and September 30, 2007. Receivable from clearing broker and managed funds were $76,367 on September 30, 2008 as compared to none on September 30, 2007. Investments in affiliated entities on September 30, 2008 stood at $303,980 as compared to $513,779 on September 30, 2007. We had no trading instruments as on September 30, 2008 as compared to $149,184 as on September 30, 2007. The company is party to a Clearing Agreements with Wedbush Morgan Securities, Inc. and Legent Securities on a fully disclosed basis to provide custodial and clearing services for the Company. These custodial and clearing services include custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreements can be cancelled at any time for cause or upon 30 days written notice. The Company is required to maintain a minimum deposit of $100,000 with its clearing broker, which is included in deposit with clearing broker in the accompanying statement of financial condition. Deposit with clearing brokers as on September 30, 2008 was $125,987 as compared $103,637 as on September 30, 2007. Loans and receivables as on September 30, 2008 were $1,182,798 as compared to $624,839 as on September 30, 2007. Net investment in fixed assets as on September 30 2008 was $391,699 as compared to $475,939 as on September 30, 2007. There was an additional investment of $17,242 in fixed assets in the three and nine months ended September 30, 2008 as compared to none in three and nine months ended September 30, 2007. Accounts payables and accrued liabilities as on September 30, 2008 were $1,965,983 as compared to $1,788,638 on September 30, 2007. Non-convertible notes payable as on September 30, 2008 were $4,401,130 as compared to $3,799,211 as on September 30, 2007. We are currently negotiating with various secured and unsecured creditors to settle any notes in default by refinancing and/or renegotiating the terms of repayment of such notes.

We have a secured promissory note in the amount of $535,000 dated December 7, 2007 towards a real estate investment. The note carries an interest rate of 6%. The note is collateralized by the underlying property and improvements. During the nine months ended September 30, 2008 we made an additional deposit of $57,000 towards the real estate investment. Interest due and receivable relating to this note was $27,006 as on September 30, 2008. We had no such investment on September 30, 2007.

Included in the deposits on computer software and other assets is a deposit of $956,500 with Transfer Online Technology Development LLC (“TOLTD”) as on September 30, 2008. We entered into an Asset Purchase Agreement with TOLTD on March 3, 2008, for purchase from TOLTD of all rights, title and interest in and to the online/electronic trading platform, including without limitation, the source code, software, any and all intellectual property rights and title related to such trading platform, excluding any licenses for third party software necessary for the performance of the trading platform.   The purchase price was $1,000,000, which is to be paid as follows: (i) $93,500 in cash and (ii) a mandatory convertible note in the principal amount of $906,500. During the nine months ended September 30, 2008, the Company issued 11,796,917 shares of its common stock at $0.08 per share for conversion of the $906,500 convertible note and related accrued interest of $37,253 on the convertible note. Also included in the deposits on computer software and other assets on September 30, 2008, is $814,321 deposit on a contract for the development of ZATS software and other security deposits of $141,547. The contract for the development of the commercial software which the Company plans to utilize as a trading platform is with an entity whose Chief Executive Officer is related to one of the Company’s previous officers. Deposit on computer software and other assets as on September 30, 2007 was $36,618.

In 2007, the Company issued various convertible notes payable amounting to $5,122,500. These convertible notes mature at various times within one year from date of issuance, have an interest rate ranging from 5% to 15% and include an option to convert the notes to common stock at a conversion price of $0.02 per share.  Along with these convertible notes, the Company issued a total of 119,992,500 warrants convertible at $0.02, $0.03 and $0.05 per share with a term of three years to five years. Additionally, the Company issued 5,406,249 warrants convertible at $0.03 per share with a five year period, exercisable one year from the issuance of the note as long as the holder did not demand payment or exercise the option under the note prior to the maturity date of the note.

The Company has sufficient authorized and unissued shares available to settle the conversion of debt by converting it into equity.  The Company accounted for the convertible notes payable in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $5,122,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature has been amortized over the maturity period as non-cash interest expense.  During the nine months ended September 30, 2008, the Company recorded an amortization of discount on debt of $1,988,309 as non-cash interest expense.

In connection with securing the financing pursuant to these notes, the Company paid $299,250 in cash and issued 24,275,000 warrants. These amounts have been recorded as deferred financing costs amortizable over the terms of the notes. At September 30, 2008 the unamortized deferred financing costs amounted to $238,687. Amortization of deferred financing costs during the nine months ended September 30, 2008 amounted to $1,193,438. The Company also has two notes payable totaling $275,000 to related parties that are convertible into common stock of the Company.  It was determined that there would be no financial impact of the potential conversion feature.

During the nine months ended September 30, 2008, the company issued 64,295,900 shares of its common stock at $0.02 per share for conversion of $1,285,918 of the secured convertible debentures into equity.

The following table shows the amount of Convertible notes payable, secured convertible debentures and related discount on debt as on September 30, 2008:

Convertible notes payable	$712,091
Secured Convertible Debentures	$3,374,491
Total as on September 30, 2008	$4,086,582

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

During the nine months ended September 30, 2008, in connection with the Merger, the Company issued 1,600,000 stock options pursuant to its Stock Incentive Plan to holders of options from Zealous Holdings that were previously issued at an exercise price of $1.00 and a term of 10 years as follows:

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

We do not foresee any forfeiture of options. During the nine months ended September 30, 2008, the Company recorded stock based compensation expense of $128,000 in accordance with SFAS 123R.

The following table shows the total number of options outstanding as on September 30, 2008:

Beginning balance, December 31, 2007	1,860,000
Add: Options granted during nine months ended September 30, 2008	1,600,000
Less: Options cancelled pursuant to the merger	(1,860,000)
Total number of options outstanding as on September 30, 2008	1,600,000

Total number of options exercisable as on September 30, 2008	717,500

Weighted Average exercise price of options outstanding as on September 30, 2008 is $1.00 per share.

Weighted average fair value fair value of options granted during the nine months ended September 30, 2008 is $0.08 per share.

On June 9, 2008, we filed a registration statements on Form S-1 with the Securities and Exchange Commission in order to register (i) all of the shares of Common Stock issuable upon the conversion of all of the Notes and exercises of all of the Warrants, (ii) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Debentures or the Warrants  or (iii) any securities issuable upon any stock split, dividend or other distribution,  recapitalization or similar event (the “Registerable Securities”). We have decided not to complete the registration of the Registrable Securities because the shares issuable upon conversion are free trading pursuant to Securities and Exchange Commission Rule 144. We believe that the Company’s resources would be more importantly invested in other alternative investments or activities.

We expect significant expenditures during the next 12 months for overhead and working capital purposes. We have insufficient funds to conduct our operations and to fully realize operating goals for the next twelve months. We will therefore be required to seek additional financing.  There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all.

By adjusting our operations to the level of capitalization, we believe we have insufficient capital resources to meet projected cash flow deficits. If during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

In February 2008, the FASB issued staff position 157-2 which delays the effective date of SFAS No, 157 for all non-financial assets and non-financial liabilities, except for those that are recognized and disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this staff position defers the effective date of SFAS No, 157 to fiscal years beginning after November 15, 2008, which for the Company would be the fiscal year beginning on January 1, 2009. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 and believes that the adoption of SFAS No. 157 can have an impact on its financial position, cash flows, or results of operations.

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

ITEM 4T.     Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, (i) are responsible for establishing and maintaining adequate internal control over financial reporting of the Company and (ii) have evaluated the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act as of the end of the period covered by this Quarterly Report ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the 1934 Act, except as discussed below.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S.generally accepted accounting principles (GAAP)

As of September 30, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were : (1) lack of a functioning audit committee and lack of majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, and, (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of  September 30, 2008 and communicated to our management.

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

(b) CHANGES IN INTERNAL CONTROLS.

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to litigation from time to time in the normal course of business. During the nine months ended September 30, 2008, the Company was served as a co-defendant with a complaint by a lender/stockholder. The complaint seeks damages in the amount of $600,000 plus interest and attorney fees. In July 2008, the Company entered a settlement agreement for 350,000. The Company has currently been served with a complaint as a co-defendant to enforce the settlement agreement.

The Company is aware of an action filed by a former director/shareholder to which the Company would be a co-defendant.  No complaint has been served on the Company.  The complaint seeks recovery of $1,180,000, relating to prior equity and unsecured debt investments, plus attorneys fees and costs.  The complaint alleges violations of federal and state securities laws.  The Company cannot determine the merit of the case at this time.

The Company was served as a defendant with a complaint by a secured creditor.  The complaint seeks damages in the amount of $260,000 plus interest and attorneys fees and costs.  The complaint alleges that the Company defaulted on a secured convertible debenture held by plaintiff.  The Company cannot determine the merit of the case at this time.

On November 7, 2007, the Company entered into a Letter of Agreement with The Investor Relations Group, Inc. (“IRG”) in which IRG is to provide a comprehensive corporate communications program.  The term of the agreement is one (1) year unless sooner terminated and the Company shall pay on a monthly basis $13,500. The Company was served with as a defendant with a complaint by IRG.  The complaint seeks damages in the amount of $40,000 plus interest and costs.  The Company cannot determine the merit of the case at this time.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We sold $170,000 principal amount for 4,250,000 shares of our common stock to three accredited investors, during the nine months ended September 30, 2008.  Along with these shares, we issued (i) warrants to purchase 2,125,000 shares of common stock with a three year life exercisable at $0.05 per share.

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

ADULT ENTERTAINMENT CAPITAL, INC.

Date: November 19 , 2008	By: /s/ MILTON C. AULT, III
Milton C. Ault, III
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2008	By: /s/ WILLIAM DULLY
William Dully
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)