Form 10-K
period 2008-12-31
ZEALOUS, INC.
filed 2009-05-18
CIK 1085129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________

Commission file number: 000-26383

Zealous, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0325940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15641 Red Hill Avenue, Suite 200, Tustin, California	92780
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 949-885-7399

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes []       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes []   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal $1,873,988.

The number of shares of registrant’s commons stock outstanding as of April 30, 2009 was 624,662,856 shares.

 PART I
Item 1.   Business

Overview

Zealous, Inc. (“the Company”) was originally incorporated under the laws of the state of Nevada on September 25, 1978 as Casino Consultants, Inc.  Prior to September 1992, the Company had no operations. On September 15, 1992, the Company entered into an Agreement and Plan of Reorganization with Ad Show Network, Inc., a Nevada corporation, whereby the Company acquired the assets of Ad Show Network, Inc., subject to liabilities, for shares of the Company’s common stock. On September 15, 1992, the Company changed its name to A.S. Network, Inc.  On October 14, 1992, the Company changed its name to Ad Show Network, Inc. On August 17, 1995, the Company changed its name to Atlantic Syndication Network, Inc. On October 5, 2007, the Company filed an amendment to the Articles of Incorporation changing its name from Atlantic Syndication Network, Inc. to Zealous Trading Group, Inc.

On July 16, 2007, Zealous Trading Group. Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") with its wholly-owned subsidiary, ASNI II, INC., a Delaware corporation ("ASNI-II") and Zealous Holdings Inc., and subsidiaries (“Zealous Holdings”), which was consummated on May 9, 2008.

Pursuant to the Merger Agreement, Zealous Holdings merged with and into ASNI-II, with ASNI-II as the surviving corporation of the merger (the “Merger”). As a result of the Merger, Zealous Holdings became our wholly-owned subsidiary through which our operations are conducted.

On August 25, 2008, Zealous Trading Group, Inc., filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby Zealous Trading Group, Inc., would merge with its wholly-owned subsidiary, Adult Entertainment Capital, Inc., as a parent/ subsidiary merger with Zealous Trading Group, Inc., as the surviving corporation.  Upon completion of this merger, the Zealous Trading Group, Inc's name was changed to "Adult Entertainment Capital, Inc.".

On December 11, 2008, Adult Entertainment Capital, Inc., filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby Adult Entertainment Capital, Inc., would merge with its wholly-owned subsidiary, Zealous, Inc., as a parent/ subsidiary merger with Adult Entertainment Capital, Inc., as the surviving corporation. Upon completion of this merger, Adult Entertainment Capital, Inc's name was changed to "Zealous, Inc." (the “Company”).

Zealous, Inc., is a holding company and carries out its business through its operating subsidiaries, Health and Wellness Partners, Inc., a Nevada corporation (“Health”), Zealous Interactive, Inc., a California corporation (“Interactive”),   Zealous Real Estate Consulting, a Nevada limited liability company (“Real Estate”) and Zealous Holdings, Inc., a Delaware corporation (“Holdings”).  Health was formed in February of 2009 and distributes an energy drink and a non prescription supplement designed to improve sexual performance.  Interactive was formed in February of 2009 and operates multiple media related business, including a print publication,

Internet URLs and is launching a commercial broadcast network. Real Estate was formed in December of 2008.  It provided loan and mortgage modification services.  On April 2, 2009, the Company’s Board of Directors passed a resolution that all of Real Estate’s business activities would cease as of March 31, 2009 and further that Real Estate would be dissolved as of April 30, 2009.  Holdings was formed to provide asset management; it currently is in bankruptcy, but has filed a petition to withdraw from bankruptcy.

Holdings carries out its business through its operating subsidiaries, Zealous Asset Management, LLC, or ZAM and Zealous Capital Markets LLC, or ZCM.  ZCM wholly-owns and operates Zealous ATS LLC, or ZATS.  ZATS had planned to be a marketplace to offer an integrated electronic platform for the trading of alternative assets globally.

Overview

Health and Wellness Partners, Inc.

Health markets, sells and distributes energy drinks under the following brand name: Liquid Ice Energy Drink®.  We have the exclusive distribution rights for Liquid Ice Energy Drink for California.  We also market, sell and distribute Rock Hard Weekend ™. We possess the exclusive distribution rights for products produced by Rock Hard Laboratories, including Rock Hard Weekend, in California.

Zealous Interactive, Inc.
Interactive operates multiple media related business, including a print publication, Internet URLs and a television show.

Zealous Real Estate Holdings, LLC

Real Estate is a California based real estate services firm offering a variety of products to home owners across the country.  Real Estate operated U S Loan Modification Agency, a wholly owned company specializing in home loan modifications.  The Board of the Company has passed a resolution to discontinue this business.

Zealous Holdings

Holdings is a Los Angeles, California-based financial services holding company that provides, through its wholly-owned operating subsidiaries, a broad range of securities, brokerage and trading, merchant and investment banking related services primarily to institutional clients and accredited individual investors, as well as an alternative trading system for illiquid and restricted securities.

On February 20, 2009, ASNI II (Zealous Holdings) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California Santa Ana Division (the "Bankruptcy Court"), Case No. 09-11425 ES. On May 12, 2009 Zealous Holdings, filed a motion to dismiss/withdraw the bankruptcy action.

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

Zealous Capital Markets, LLC

Zealous Capital Markets, LLC, was a broker-dealer registered with the Financial Industry Regulatory Authority, Inc., or FINRA and Securities Investor Protection Corporation, or SIPC.

The recent economic turmoil, uncertain investment climate and the corresponding loss of revenue for Zealous Capital Markets, LLC, a broker dealer subsidiary of the Zealous Holdings, made it impossible for the Company to continue financing its broker dealer business. Loss of revenue, lack of sufficient working capital and inability to raise capital caused the company to shut down the operations of Zealous Capital Markets, LLC and file a Form BDW request to withdraw from the broker-dealer business in January 2009.

Zealous ATS, LLC

ZCM wholly-owns and operates Zealous ATS, LLC, (alternative trading system), or ZATS, which had planned to be a global electronic marketplace used to support and execute trades for buyers and sellers of restricted and illiquid securities.

The Company also made an unsuccessful attempt to sell ZATS platform to an unrelated entity during the quarter ended December 31, 2008.  This sale fell through.  The Company has further determined that there is no market for the ZATS platform and has written off the asset of approximately $500,000 on its books under guidance from FAS 157 as on December 31,2008.

Our Products.

Health and Wellness Partners, Inc.

Liquid Ice Energy Drink is a part of the “alternative” beverage category.  The “alternative” beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. Liquid Ice Energy Drink is fortified with Vitamins B3, B5, B6 and B12 and contains Ubiqunone (CoQ-10).

RockHard Weekend is considered a “nutri-pharmaceutical’’.  Pharmaceuticals are typically drugs and medicines manufactured for the relief or cure of disease.  Nutritional pharmaceutical or nutri-pharmaceuticals are those products manufactured for the specific purpose of not curing illness but providing nutrition to a person's diet through a supplemental pill, powder or liquid.  Rock hard weekend is a non prescription supplement composed of 13 herbal ingredients.  It is designed to improve sexual performance.

We continue to evaluate and, where considered appropriate, introduce additional flavors and types of beverages to complement our existing product lines.  We will also evaluate, and may, where considered appropriate, introduce new products that utilize similar channels of distribution and/or are complementary to our existing products and/or to which our brand names are able to add value.

Zealous Interactive, Inc.

The print publication business currently consists of Stiletto Magazine.  Stiletto Magazine is an adult nightclub magazine that covers both the adult nightclub industry and events exclusively geared for adults.  Our viewing audience is any adult who enjoys adult oriented material including fashion, erotic dance, burlesque, adult films, or is concerned with civil rights as it effects the rights of citizens to enjoy "adult oriented" content, products or services.  Stiletto Magazine is also for those who want to find out about those places that feature live adult entertainment.

The broadcast portion of the business currently consists of Stiletto TV.  The television show will also cover both the adult nightclub industry and events exclusively geared for adults.  The television show will be 30 minutes in length and is on air throughout Southern California on KJLA-TV, the Los Angeles affiliate of LATV, every Wednesday night at 11:30 PM.

Sales and Marketing

Health and Wellness Partners, Inc.

Our sales and marketing strategy for all our products is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events. We use our branded vehicles and other promotional vehicles at events where we sample our products to consumers.  We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as ED research.  In-store posters, outdoor posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.

We believe that one of the keys to success is differentiation, which entails making our products visually distinctive from other products on the shelves of retailers.  We review our products packaging on an ongoing basis and, where practical, endeavor to make them better by working with the manufacturer.  The labels and graphics for many of our products are redesigned from time to time to maximize their visibility and identification, wherever they may be placed in stores and we will continue to reevaluate the same from time to time.  Where appropriate we partner with retailers to assist our marketing efforts.

Zealous Interactive, Inc.
Stiletto Magazine is an established magazine brand throughout California and Las Vegas.  Our marketing strategy is to build off the current, established distribution network to increase circulation and take advantage of advertising sales opportunities from past advertisers.  Additionally, we possess a lengthy list of businesses that have inquired about advertising in the past, but ultimately chose not to do so.  We plan to contact these parties in hopes that they will now have decided to advertise with us.

Stiletto TV is utilizing the same client list from Stiletto Magazine to sell advertising on its broadcast show.   Ad sales and other revenue streams will be built from those businesses that can best utilize the demographics provided by the channels that carry the show.  Stiletto TV is also a marketing tool for Stiletto Magazine to increase its ad sales and to increase its readership.

Competition

Health and Wellness Partners, Inc.

The “alternative” beverage and “nutri-pharmaceutical” industries are highly competitive.  The principal areas of competition for the “alternative beverages” are pricing, packaging, development of new products and flavors and marketing campaigns.  Our products compete with a wide range of drinks and nutri-pharmaceuticals produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.

We compete not only for consumer preference, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands.  Our energy drinks compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Inc., Cadbury Schweppes plc, Red Bull Gmbh, Kraft Foods, Inc., Nestle Beverage Company, Tree Top and Monster Energy. We also compete with companies that are smaller or primarily local in operation.  Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, night clubs, restaurants, and club stores.

Rock Hard Weekend competes directly with traditional pharmaceutical products including those marketed by Phizer (Viagra), Lilly USA (Cialis). and Bayer Pharmaceuticals (Levitra), as well as other nutri-pharmaceutical male enhancement products marketed by smaller or primarily local companies such as Enzyte, Extenze, and with private label brands such as those carried by grocery store chains, convenience store chains, pharmacies, night clubs and club stores.

Zealous Interactive, Inc.

There is significant competition within the print publication, Internet and commercial broadcast industries.  The economic downturn has resulted in a fewer advertisers, and has intensified the competition to secure those advertisers and the revenue they generate.   The companies we are competing with for advertisers are better funded and are more established in the marketplace, including: Ripe TV, Rude TV, G4, and Marva from Canada.

Regulatory Matters

Health and Wellness Partners, Inc.

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the alternative drink or nutri pharmaceutical industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development, manufacture, and sale of our alternative beverages and nutria-pharmaceuticals in the United States is not subject to special regulatory and/or supervisory requirements.

Zealous Interactive, Inc.

Each business we operate faces a variety of regulations by local, state and federal agencies. Government regulations could adversely affect our business, financial condition or results of operations.  Regulation relates to, among other things, licensing, commercial advertising, subscription rates, Internet sales, use of confidential customer information and content, including standards of decency/obscenity. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and/or exposing us to significant liabilities. While we are not able to reliably predict particular regulatory developments that could affect us adversely, those regulations related to adult content, the Internet, privacy and commercial advertising illustrate some of the potential difficulties we face.

The print publication businesses face on-going scrutiny at state and local levels. Currently our print publication is involved with litigation against two municipalities that have unfairly restricted distribution of the magazine within their respective city limits.  A third instance has recently appeared and litigation may be necessary to resolve the first amendment rights of our publication.  Increased local taxes and fees applicable in the distribution of publications via newsracks and newsstands may be incurred in the future impacting the profitability and operations of the business.  Zoning restrictions as to the distribution of publications is pending and may negatively impact the business and the ability to maintain and attract new advertisers.

The Internet based businesses may be virtually unregulated now but there is continued legislation each year to regulate content and tax business done via the Internet.  This potential for regulation may negatively impact our businesses and hamper our profitability and operations.  Our gathering of subscriber information is regulated by privacy laws and requires due diligence to always maintain our systems and records with the utmost care.  Changes in privacy laws and increases in fines for violations thereof may severely hamper our profitability and operations.  Management must stay abreast of these changes to properly manage these dynamic aspects of the business.

Our broadcast businesses are under FCC regulation and must adhere to their guidelines for content while also adhering to state and local laws that may impact transmission of our programs into their communities.  There is a constant series of legislative and bureaucratic efforts to further regulate and tax television and cable productions and to unionize these businesses as they grow in size.  Furthermore, there are industry efforts to hinder entry into the broadcast business by some corporate members of the industry.  Their lobbying efforts to stifle potential competition through regulatory requirements and legislative action must be monitored constantly.

Employees

We had 12 full time employees as of April 30, 2009. We consider our relations with our employees to be good.

Research and Development Expenditures

We have incurred $0 in research or development expenditures since our incorporation.

Item 1A.   Risk Factors.

The following are certain identifiable risk factors for Zealous, Inc., and its subsidiaries business operations.  You should carefully consider the following risk factors and all other information contained herein in evaluating our business and prospects.  You should also refer to the other information contained in document, including our consolidated financial statements and the related notes in determining the viability of the business.

Risks Related to Our Business

Because we have limited operating capital, and if we are not successful in continuing to grow our business and obtaining additional capital, then we may have to scale back or even cease our ongoing business operations.

We do not have sufficient capital for current operations through our cash position and current cash flow. We had a working capital deficit of $10,849,072 as of December 31, 2008.We will require additional financing to pay our debts, operate our business and to fund our growth plans.  There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash.  If we are not able to raise capital and operate profitably, we may have to scale back or cease operations and investors may lose some or all of their investment in our company.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to develop our business plans for Health and Interactive. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern which may hinder our ability to obtain future financing.

In their report dated May 18, 2008 our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our stock holders’ deficiency of $10,849,072 as on December 31, 2008 and a net loss of $12,075,515 for the year ended December 31, 2008. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Health and Interactive have only recently begun implementing their business plan and have no operating history in this area.

There is a substantial enhanced risk of failure associated with any new business as a result of problems encountered in connection with their commencement of new operations. These include, but are not limited to, the entry of new competition, unknown or unexpected additional costs, and expenses that may exceed estimates.  Additionally, we are competing in an industry in which there are numerous more well funded and well established competitors.  If we have misjudged the potential market for our products, our ability to develop competitive products, or our ability to sell those products, our business will fail.

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

If one of our products gives rise to a negative health effect, our reputation and business will be negatively impacted.

If there is negative publicity with either Liquid Ice Energy Drink or the Rock Hard Weekend pill as a result of a negative health effect associated with either product, then our reputation could be harmed and our results of operations adversely affected.  A negative health effect could also lead to the cancellation of orders, product returns, civil lawsuits and diversion of our resources for us. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales and would have a negative impact on our results of operations.

Because Health has only two products and one supplier for each product, then if Health were to lose either supplier its business would be materially, negatively impacted.

RockHard Laboratories is the sole supplier of the RockHard Weekend pill, and Liquid Management Partners is the sole supplier of Liquid Ice Energy Drink.  If either supplier were to terminate their contract with Health or be unable to deliver the product, then Health has no suppliers to provide the product, or a like or similar product.  Therefore, if either supplier stopped supplying us with the product, then we would lose revenue, and our business may fail.

Because Health is limited to selling the products in California, Health could be susceptible to an economic downturn in the state.

Downward changes in the California economy could have significant, adverse effects on the business of Health.  Our competitors may be able to better weather such a downturn if they have a national presence and the economic downturn is limited to California.

Risks Related to Management.

If We Are Unable to Retain the Services of Our Present Management or If We Are Unable to Successfully Recruit Qualified Managerial and Field Personnel Having Experience in our industries, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued services of our current management. Loss of their services could have a material adverse effect on our growth, revenues, and prospective business. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in our industries. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

New Legislation, Including the Sarbanes-Oxley Act of 2002, May Make It More Difficult for Us to Retain or Attract Officers and Directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. As a public company, we are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Related to Our Securities

Because we do not Expect to Pay Dividends on the Common Stock for the Foreseeable Future, Investors Seeking Cash Dividends Should Not Purchase our Common Stock.

We do not currently intend to pay cash dividends on our common stock and do not anticipate paying any dividends at any time in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends on the common stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to realize gains on their investment. Investors seeking cash dividends should not purchase the common stock.

Our Securities Are Quoted on the OTC Bulletin Board, which will Limit the Liquidity and Price of our Securities More than if our Securities were Quoted or Listed on a National Stock Exchange.

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and

"asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “ZLUS.OB.” We anticipate that the market price of our Common Stock will be subject to wide fluctuations in response to several factors, including: our ability to develop projects successfully; increased competition from competitors; and our financial condition and results of our operations. We cannot assure you that our securities will continue to be quoted on the OTCBB. Quotation of our securities on the OTCBB may limit the liquidity and price of our securities more than if our securities were quoted or listed on a national stock exchange. Lack of liquidity may limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

While our Shares are Quoted on the OTC Bulletin Board, We are Required to Remain Current in our Filings with the SEC and our Securities will not be Eligible for Quotation if we are not Current in our Filings with the SEC.

While the common stock is quoted on the OTCBB, we will be required order to remain current in our filings with the SEC in order for shares of the common stock to be eligible for quotation on the OTCBB. In the event that we become delinquent in our required filings with the SEC, quotation of the common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If the common stock is not eligible for quotation on the OTCBB, investors in the common stock may find it difficult to sell their shares.

If Significant Short Selling Occurs in Connection with the Market for Our Securities on the OTCBB, Short Selling could Increase the Volatility of our Stock Price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of the common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of the common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of the common stock. As a result, the price of the common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on OCTBB or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

Because we are Subject to the “Penny Stock” Rules while our Shares are Quoted on the OTC Bulletin Board, the Level of Trading Activity in our Stock may be Reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers’ presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in the common stock may find it difficult to sell their shares.

If a Substantial Number of Shares are Sold, the Market Price for Our Common Stock Could Decline.

If any of our stockholders sells substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, such sales could create the perception of difficulties or problems with our professional services or station acquisition strategy. As a result, these stock sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Our principal office is located at 15641 Red Hill avenue, Tustin, CA 92780.  On April 18, 2008 we signed a lease for approximately 10,767 square feet of space with 9,293 square feet usable space. The term of the lease is from June 1, 2008 through May 31, 2011.  We sublease a portion of this facility on a monthy basis to an unrelated entity for $2,500.  The rental obligation on the lease is as follows:

Months of Lease Term	Aggregate Monthly Installment of Base Rent
January 2009-December 2009	$251,940
January 2010-December 2010	$251,940
January 2011- May 2011	$104,975

Item 3.   Legal Proceedings.  Detailed below are our ongoing legal proceedings.

I.	Bodnar Capital Management, LLC v. Ault Glazer Capital Partners, LLC, et al.
United States District Court, District of Connecticut Case No: 3:08CV199 (JBA)

On February 6, 2008, Bodnar Capital Management, LLC (“Plaintiff”) filed a Complaint against Ault Glazer Capital Partners, LLC, Zealous Asset Management, LLC, and Milton Ault, III (“Defendants”) in the United States District Court, District of Connecticut under the case number 3:08CV199 (JBA).  On June 27, 2008, all parties entered into a confidential settlement agreement.  On August 7, 2008, the Court granted Plaintiff’s motion to enforce the settlement agreement and entered judgment in Plaintiff's favor in the amount of $350,000, plus interest to run from June 27, 2008, against Ault Glazer Capital Partners LLC, Zealous Asset Management, LLC and Milton "Todd" Ault, III, jointly and severally.  On September 23, 2008 the Court granted the motion for amendment of judgment include reasonable attorney fees of $6,160.00.  Defendants are pursuing settlement discussions with Plaintiff. Plaintiffs are seeking to enforce the Judgment in California.  On April 28, 2009, Defendant Milton Ault, III was deposed in a debtor’s examination at the United States District Court, Central District in California.

II.           Bodnar Capital Management, LLC v. Milton Ault, III, et al.
United States District Court, District of Connecticut Case No.: 3:08CV1601 (AWT)

On October 20, 2008, Bodnar Capital Management, LLC (“Plaintiff”) filed a Complaint against Milton Ault, III, William B. Horne, Lynne Silverstein, Melanie Glazer, Sothi Thillairajah, Scott Livingston, Zealous Holdings, Inc., Ault Glazer Bodnar Investment Management, LLC, Ault Glazer & Co., LLC, and Adult Entertainment Capital, Inc. (“Defendants”) for fraud, breach of fiduciary duty, and breach of contract.  Plaintiff alleges that Defendants violated the Company’s Private Placement Memorandum, the Subscription Agreement, and other documents related to investing in the Company, and consequently, Plaintiff is seeking $1,523,103.60 in damages.  Plaintiff filed this case under the United States District Court, District of Connecticut, under case number 3:08CV1601 (AWT).   On February 23, 2009, Plaintiff filed a Motion for a Joint and Several Judgment against Milton Ault, III.  Defendants are pursuing settlement discussions with Plaintiff.

III.           Motivated Minds, LLC v. Ault Glazer Capital Partners, LLC, et al.
Superior Court of Arizona Case No.: CV2009-003478.

Motivated Minds, LLC (“Plaintiff”) filed a Complaint against Ault Glazer Capital Partners, LLC and Ault Glazer Asset Management, LLC (collectively referred to as “Defendants”).  On February 4, 2009, Plaintiff filed a Complaint against Defendants in the Superior Court of Arizona for Breach of Contract.  The case number is CV2009-003478.  Plaintiff alleges that Defendants failed to repay Plaintiff in accordance with an executed Promissory Note, and Defendants failed to pay a Guarantee as executed between Plaintiff and Defendants.  Plaintiff is alleging damages in an amount of $500,000.00, pre and post-judgment interest and attorneys’ fees and costs.  Defendants are preparing responsive pleadings bringing affirmative defenses.  In April 2009, Defendants also began settlement discussions with Plaintiffs.

IV.           Investor Relations Group, Inc. v. Zealous Trading Group, Inc.
New York State Supreme Court Case No.: 602014108.

The Investor Relations Group, Inc. (“Plaintiff”) filed a Complaint against Zealous Trading Group, Inc. (“Defendant”) on July 2, 2008 in the Supreme Court of the State of New York, under case number 602014108.  In their Complaint, Plaintiff alleges breach of contract, quantum meruit, and account stated.  Plaintiff alleges that Defendants failed to pay Plaintiff for services performed in accordance with the investor relations services contract between Plaintiff and Defendants.  Plaintiff is seeking compensatory damages in an amount of $41,457.14 and the accrued interest.  On November 14, 2008, the New York Supreme Court entered default against Defendant in an amount of $41,457.14 for failure to answer the Complaint. Additionally, Defendant is pursuing settlement possibilities with Plaintiff.

V.           California State Teachers’ Retirement System v. Zealous Trading Group, Inc., et al.
Los Angeles County Superior Court Case No.: SC100669

California State Teachers’ Retirement System (“Plaintiff”) filed a Verified Complaint against Zealous Trading Group, Inc., Initiative Legal Group, LLP, Younesi & Yoss, LLC and REM (“Defendants”) for Unlawful Detainer.  Plaintiff filed their Complaint on November 20, 2008 in the Superior Court of California in Los Angeles County under case number SC100669.  Plaintiff alleges that Defendant permitted an improper sublease and although the improper subtenant has vacated, Plaintiff wants to complete the unlawful detainer.  Plaintiff is seeking damages in an amount of $1,166.89 per day from November 18, 2008.  Defendants filed an answer asserting affirmative defenses on December 8, 2009.  Plaintiff issued discovery requests to Defendants on December 23, 2008.  Defendants are in the process of propounding and responding to discovery.  Defendants are also engaged in settlement discussions with Plaintiff.

VI.           Sector 33 Creative v. Adult Entertainment Capital, Inc., et al.
Burbank Small Claims Court Case No.: BUR 08S00608

Sector 33 Creative (“Plaintiff”) filed a small claims case against Adult Entertainment Capital, Inc. dba Rock Candy Entertainment under case number BUR 08S00608  in California North Central District Court on October 6, 2008.  Plaintiff alleges Defendant failed to pay Plaintiff for services rendered in the development of websites, and Plaintiff is seeking $5,000.00 in compensatory damages.  Judgment was entered against Defendants on December 5, 2008.  Defendants are pursuing settlement negotiations and drafting a Motion to Set Aside Default.

VII.	Professional Offshore Opportunities Fund Limited v. Zealous Trading Group, Inc.
New York State Supreme Court Case No.: 650260

Professional Offshore Opportunities Fund Limited (“Plaintiff”) filed a Complaint against Zealous Trading Group, Inc. (“Defendant”) in the Supreme Court of the State of New York on July 23, 2008.  The case number for this litigation is 650260.  Plaintiff’s causes of action against Defendant include negligent misrepresentation, breach of the duty of good faith and fair dealing, and breach of the debenture.  Plaintiff alleges that Defendants misled Plaintiff as to the nature of their convertible debentures, Plaintiff incorrectly told Plaintiff that the shares were eligible for Rule 144 treatment, and Defendants failed to abide by the default provision of the debenture.  Plaintiff is seeking $53,171.60 plus pre-judgment interests for Defendants’ trading breach and $206,972.22 plus default interests for Defendants’ breach of the executed debenture.  On January 30, 2009, the New York Court entered Judgment against Defendant in favor of Plaintiff.

On February 3, 2009, Plaintiff filed a Restraining Notice against Plaintiff to prevent the sale of certain property.  On February 23, 2009, Plaintiff filed with the Court a Notice of Entry of Default, dated January 16, 2009, against Defendants for the principal amount of $200,000.00, plus interest at the rate of five (5) percent from October 17, 2007 to June 24, 2008, plus interest at a rate of 18 percent from June 24, 2008 to the date of entry of judgment (January 16, 2009), plus the amount of $53,171.60, with interest at the statutory rate from July 23, 2008 to the date of the entry of judgment (January 16, 2009), costs and disbursements.

VIII.         In Re: Zealous Holdings, Inc.
Central District of California Bankruptcy Court, Case No. 09-11425-ES

On May 12, 2009, Zealous Holdings (“Holdings”), a wholly owned subsidiary of Zealous, Inc., filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California Santa Ana Division (the "Bankruptcy Court"), Case No. 09-11425 ES.  On May 1, 2009, the Bankruptcy Court, on its own initiative, filed a motion to convert the bankruptcy to a Chapter 7 bankruptcy.  Holdings was notified of this change on May 8, 2009 via PACER.

Holdings believes that it is now in a position to start settling and paying its debts.  Therefore Holdings would like to dismiss the bankruptcy action.  Pursuant to this desire, Holdings filed an Emergency Hearing to Dismiss the Bankruptcy on May 11, 2009.  That request was denied.  Therefore, on Tuesday May 12, 2009, Holdings filed a motion requesting that the Bankruptcy Court schedule a Hearing on the Motion to Dismiss the Voluntary Bankruptcy Petition for June 11, 2009.

IX.           Kent G. Wyatt, Sr. v. Adult Entertainment Capital, Inc., et al.
Eighth Judicial District of Nevada Case No.: A574309

Kent G. Wyatt, Sr. (“Plaintiff”) filed a Complaint against Adult Entertainment Capital, Inc. and Zealous Trading Group, Inc. (“Defendants”) in the Eighth Judicial District of Nevada under case number A574309 on October 24, 2008.  Plaintiff’s complaint alleges breach of promissory note, breach of consulting agreement, unpaid loans and NSF checks, declaratory relief, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, negligent misrepresentation, accounting, and conversion.  Plaintiff then took a default judgment against both Defendants.  Plaintiff alleges hat Defendants failed to repay Plaintiff in accordance with the promissory notes, failed to pay Plaintiff in accordance with the consulting agreement, failed to pay back loans, and failed to abide by their fiduciary duty to pay Plaintiff the money owed.  On December 26, 2008 the Court entered Default Judgment against all Defendants for the principal plus interests totaling $270,036.65, plus costs of $222.50 for a total of $270,259.15.  Defendants engaged in a settlement conference with Plaintiff on March 30, 2009 and are continuing to pursue settlement discussions.

X.           Louis Glazer, et al. v. Milton Ault III, et al.
Los Angeles County Superior Court Case No.: BC 407274

On February 6, 2009, Louis Glazer and Melanie Glazer, Plaintiffs, filed a Complaint in Los Angeles County Superior Court against Milton Charles Ault, III, Kristine Larsen Ault, Adult Glazer & Co., Zealous Holdings, Inc., Zealous, Inc., Zealous Asset Management LLC, and Zealous Capital Markets LLC.  The case number is Los Angeles County Superior Court case number BC 407274.  Plaintiffs’ complaint alleges negligent misrepresentation, breach of fiduciary duty, breach of 6 contracts, breach of implied covenant of good faith and fair dealing of 6 contracts, violations of Corp Code §§ 25400, 25401, 25500, 25501 25504, fraud, unjust enrichment on 2 contracts, equitable indemnity, constructive trust, and unfair business practices.  Plaintiffs allege that Defendants, individually and/or separately, fraudulently induced Plaintiffs to invest in the Defendant companies, failed to repay in accordance with promissory notes, failed to pay management fees and violated Corporations Codes in certain mergers.  Plaintiffs are seeking damages according to proof at trial and equitable relief that the Court deems just and proper.  Defendants are engaged in settlement discussion with Plaintiffs, preparing responsive pleadings, and completing discovery responses.  Defendants have responded to Plaintiffs’ Requests for Admissions and are in the process of completing additional discovery.

CALIFORNIA LABOR COMMISSIONER CASES:

I.           Hee Kwon v. Adult Entertainment Capital/Zealous Inc.
Labor Commissioner Case No.: 18-75589 KV

Hee Kwon, Plaintiff, filed a claim for non-payment of wages against Adult Entertainment Capital, Inc. with the Labor Commissioner, State of California.  The case number is 18-75589 KV.  Plaintiff’s alleges that defendants owe him $4,000.00 in wages.  Defendants terminated Plaintiff’s at-will employment and allege that they do not owe him any wages because they have paid him in full through his termination date.

II.           Leonard Kim v. Adult Entertainment Capital/Zealous Inc
Labor Commissioner Case No.: 18-75590 KV

Leonard Kim, Plaintiff, filed a claim for non-payment of wages against Adult Entertainment Capital, Inc. with the Labor Commissioner, State of California.  The case number is 18-75590 KV.  Plaintiff’s alleges that defendants owe him $4,500.00 in wages.  Defendants terminated Plaintiff’s at-will employment and allege that they do not owe him any wages because they have paid him in full through his termination date.

Item 4.   Submission of Matters to a Vote of Security Holders

None.
PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “ZLUS.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	$0.0179	$0.0001
September 30, 2008	$0.1100	$0.0025
June 30, 2008	$0.1780	$0.0190
March 31, 2008	$0.2600	$0.0800

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
December 31, 2007	.28	.04
September 30, 2007	.08	.01
June 30, 2007	.04	.01
March 31, 2007	.02	.01

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of April 30, 2009, we have approximately 210 holder of our common stock and a total of 624,662,856 shares issued and outstanding.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Transfer Online, Inc. with address at 317 SW Alder Street, 2nd Floor, Portland, Oregon 97204.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Recent Sales of Unregistered Securities

Pursuant to the Merger among us, ASNI-II, Inc. and Zealous Holdings, Inc., which closed on May 9, 2008, we issued 248,341,573 shares of common stock to Zealous Holdings shareholders, and 199,607 of preferred stock to Zealous Holdings shareholder.  One shareholder of Zealous Holdings Inc. has not surrendered its certificate of Zealous Holdings, Inc. Upon surrender of the certificate we will be obligated to issue 80,844,638 shares of common stock to such shareholder.

The Company issued 73,032,017 shares of its common stock for conversion of its convertible debt into equity during the twelve months ended December 31, 2008.  The Company issued 15,130,094 shares of its common stock for services received by the company and 9,939,477 shares of its common stock as interest payment during the twelve months ended December 31, 2008.

On October 15, 2008, the Company issued 166,311,335 shares of common stock to its former secured note holders as part of a forced conversion of their outstanding debt under the terms of their agreement. Following a period of negotiation with these note holders in which no agreement was reached, the company issued the share certificates on February 26, 2009. The former secured note holders continue to dispute the proprietary of the conversion of their outstanding debt to equity and thus the matter remains open.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information about the common stock that may be issued upon the exercise of options under the equity compensation plans as of May 11, 2009.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column1)

Equity compensation plans approved by shareholders	49,200,000	$0.00575	80,072,571
Equity compensation plans not approved by shareholders	-	$-	-

Total	49,200,000	$0.00575	80,072,571

Stock Option Plans

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

Our Board of Directors and stockholders adopted the Zealous Holdings, Inc., 2007 Stock Incentive Plan, or the 2007 Plan, on October 10, 2007.  This plan allows the Company to issue shares of common stock to key employees, officers, directors and other individuals providing bona-fide services to the Company, through stock options, stock appreciation rights, stock awards, phantom stock awards, performance awards or other stock based awards.  The Company registered 79,755,584 shares of commons stock for issuance pursuant to the plan on a Form S-8 registration statement on October 14, 2008.  In April of 2009, the Company issued 46,100,000 shares pursuant to this plan.

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

1 The shares issued pursuant to this plan shall not exceed 20% of the outstanding shares of Class A and Class B Common Stock of the Company.   There are still 33,655,584 shares registered to be distributed under this plan and given the current outstanding shares, 80,072,571 total shares which could be approved under the plan.

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

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

RESULTS OF OPERATIONS

Results of Operations for the twelve months ended December 31, 2008 compared to the twelve months  ended December 31, 2007.

We generated $721,296 in operating revenues for the twelve months ended December 31, 2008 compared to $939,806 in operating revenues for the twelve months ended December 31, 2007. This is because of lesser brokerage commissions generated during the twelve months ended December 31, 2008 compared to twelve months ended December 31, 2007. During the twelve months ended December 31, 2008 and December 31, 2007, we incurred operating expenses of $6,375,713 and $3,334,839, respectively, an increase of $3,040,874 because of increased operating activities. We incurred $4,213,568 in interest expense during the twelve months ended December 31, 2008 compared to $375,850 in interest expense during the twelve months ended December 31, 2007 because of interest expense on the increased borrowings subsequent to December 31, 2007. Interest expense of $4,213,568 included a non-cash amortization of discount on debt of $1,988,309 and deferred financing cost of $1,432,125.  The net operating loss figures for the twelve months ended December 31, 2008 and 2007 were $12,075,516 and $2,741,035, respectively.

Liquidity and Capital Resources

We had a bank overdraft of $4,217 on December 31, 2008. The available cash balance as at December 31, 2007 was $16,526.  We had $268,399 in restricted cash as on December 31, 2008 and $262,500 in restricted cash on December 31, 2007. Payable to clearing broker and managed funds were $9,853 on December 31, 2008 as compared to receivable from clearing broker and managed funds of $435,255 on December 31, 2007. Investments in affiliated entities on December 31, 2008 stood at $6,679 as compared to $693,011 on December 31, 2007. We had no trading instruments as on December 31, 2008 as compared to $466,153 as on December 31, 2007. The company is party to a Clearing
Agreements with Wedbush Morgan Securities, Inc. and Legent Securities on a fully disclosed basis to provide custodial and clearing services for the Company. These custodial and clearing services include custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreements can be cancelled at any time for cause or upon 31 days written notice. The Company is required to maintain a minimum deposit of $100,000 with its clearing broker, which is included in deposit with clearing broker in the accompanying statement of financial condition. Deposit with clearing brokers as on December 31, 2008 was $104,730 as compared $128,881 as on December 31, 2007. Loans and receivables as on December 31, 2008 were $0 as compared to $1,363,645 as on December 31, 2007. Net investment in fixed assets as on December 31 2008 was $293,779 as compared to $450,370 as on December 31, 2007. There was an additional investment of $26,150 in fixed assets in the twelve months ended December 31, 2008 as compared to none in twelve months ended December 31, 2007. Accounts payables and accrued liabilities as on December 31, 2008 were $2,479,820 as compared to $615,524 on December 31, 2007. Non-convertible notes payable as on December 31, 2008 were $5,105,973 as compared to $7,142,782 as on December 31, 2007. We are currently negotiating with various secured and unsecured creditors to settle any notes in default by refinancing and/or renegotiating the terms of repayment of such notes.

At December 31, 2008 we have a real estate note receivable of $632,000 from an individual engaged in real estate development reduced by an impairment reserve of $631,999 (see note 17). The note resulted from deposits made by us on a land parcel that was to be subdivided for resale. The initial note amounted to $535,000, was collateralized by the underlying real estate and bore interest at the rate of 6% annually.  During the year ended December 31, 2008, we advanced an additional $97,000 towards the same real estate project. At December 31, 2008, accrued interest relating to this note of $41,695 has been included in accrued interest receivable. The note receivable balance of $632,000 and related interest receivable of $41,695 has been written down to $1 pursuant to our evaluation of the viability of the real estate project, the uncertainties raised by a failed sale of certain intellectual property to a party related to the debtor and the cash flows expected from the underlying real estate. We also believe that this note cannot be sold due to the current economic conditions surrounding the real estate market.

At December 31, 2008 deposits on computer software and other assets consisted of a $514,321 deposit on a contract for the development of software for the ZATS platform, a deposit of $993,754 with Transfer Online Technology Development, LLC (“TOLTD”) towards the purchase of other necessary software and intellectual property for the ZATS platform, a $75,000 deposit towards the failed acquisition of Comedy.Net and other miscellaneous deposits totalling $25,000.  These amounts have been netted by an impairment reserve of $1,508,075 to reduce the book value of all of the above, except for deposit towards the failed acquisition of Comedy.Net and other deposits of $25,000 to zero. The $75,000 deposit towards the failed acquisition of Comedy.Net has been written off as uncollectable due to our inability to collect.

The $514,321 deposit resulted from cash payments and stock issued to EAI, Inc. (‘EAI”) towards the development of the software to operate ZATS. The total cost of the contract was for $814,321. The amounts paid on this contract are not expected to be recovered. The completion of this contract was dependent upon us making a final payment of $300,000. We lack the resources to make such payment and further believe that such platform no longer has a competitive advantage. We also believe that this software cannot be sold due to its uniqueness and specific use.

The $993,754 deposit with TOLTD represents various advances to TOLTD pursuant to an Asset Purchase Agreement dated  March 3, 2008,  whereby we agreed to purchase from TOLTD all rights, title and interest in an online/electronic trading platform, including without limitation, the source code, software, any and all intellectual property rights and title related to such trading platform, excluding any licenses for third party software necessary for the performance of the trading platform for the sum of $1,000,000 ..  Through December 31, 2008, we paid a deposit of $50,000 in cash and $943,754 in stock which includes $37,253 in accrued interest on the note pertaining to the purchase.  The amounts paid on this agreement are not expected to be recovered. The transaction was rescinded due to our failure to perform in accordance with the terms of the agreement. We also believe that this platform cannot be sold even if recovered due to its uniqueness and specific use.

In 2007, we issued various convertible notes payable amounting to $5,122,500. These convertible notes mature at various times within one year from date of issuance, have an interest rate ranging from 5% to 15% and include an option to convert the notes to common stock at a conversion price of $0.02 per share. During the twelve months ended December 31, 2008, we issued 73,032,017 shares of the company’s common stock for conversion of $1,452,509 of this convertible debt into equity. The remaining balance of $3,661,991 was therefore in default as a result of the Company’s inability to pay by December 31, 2008. During February 2009 the remaining balance of these notes were ultimately converted into stock pursuant to a force conversion effectuated by the Company.

In connection with these convertible notes, we issued a total of 119,992,500 warrants convertible at $0.02, $0.03 and $0.05 per share with terms of three to five years. Additionally, the Company issued 5,406,249 warrants convertible at $0.03 per share within five years, exercisable one year from the issuance of the note as long as the holder did not demand payment or exercise the option under the note prior to the maturity date of the note.

We accounted for the convertible notes payable in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. We recognized and measured an aggregate of $5,122,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital with a discount against the convertible note. The debt discount attributed to the beneficial conversion feature has been amortized over the maturity period as non-cash interest expense.  During the twelve months ended December 31, 2008, the Company amortized the remaining balance of the discount of $1,988,309 as non-cash interest expense.

In connection with securing the financing pursuant to these notes, we paid $299,250 in cash and issued 24,275,000 warrants. These amounts were recorded as deferred financing costs and have been amortized over the terms of the notes. Amortization of deferred financing costs during the twelve months ended December 31, 2008 amounted to $1,432,125.

The following table shows the amount of convertible notes payable and secured convertible debentures as on December 31, 2008:

Convertible notes payable	$442,500
Secured convertible debentures	3,219,491
Total as on December 31, 2008	$3,661,991

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

During the twelve months ended December 31, 2008, in connection with the Merger, the Company issued 1,600,000 stock options pursuant to its Stock Incentive Plan to holders of options from Zealous Holdings that were previously issued at an exercise price of $1.00 and a term of 10 years as follows:

Number of Options	Vesting Schedule	Grant Date
467,500	2 years from Grant Date	2/11/08
427,500	Vested	2/11/08
75,000	2 years from Grant Date	12/1/07
25,000	2 years from Grant Date	12/12/07
50,000	Vested	2/11/08
40,000	Vested	1/22/08
100,000	Vested	12/1/07
100,000	Vested	12/12/07
40,000	4 year from Grant Date	2/11/08
50,000	Vested	5/9/08
225,000	*See Below	2/11/08

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

We do not foresee any forfeiture of options. During the twelve months ended December 31, 2008, the Company recorded stock based compensation expense of $128,000 in accordance with SFAS 123R.

The following table shows the total number of options outstanding as on December 31, 2008:

	Beginning balance December 31, 2006	-
Add:	Options granted during twelve months ended December 31, 2008	1,860,000
	Balance, December 31, 2007	1,860,000
Add:	Options granted during nine months ended September 30, 2008	1,600,000
Less:	Options cancelled pursuant to the merger	(1,860,000)
Less:	Options exercised during nine months ended September 30, 2008	-
Less:	Options Forfeited during nine months ended September 30, 2008	-
	Total number of options outstanding as on September 30, 2008	1,600,000

	Total number of options exercisable as on December 31, 2008	817,500

Weighted Average exercise price of options outstanding as on December 31, 2008  is $1.00 per share.

Weighted average fair value fair value of options granted during the twelve months ended December 31, 2008 is $0.08 per share.

We expect significant operating expenditures during the next 12 months for working capital requirements. We have insufficient funds to conduct our operations and to fully realize our operating goals for the next twelve months. We will therefore be required to seek additional financing.  There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007) Business Combinations. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after November 15, 2008. We will adopt this statement on January 1, 2009.

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

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Arthur Kaplan.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financing Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of December 31, 2008 and their present positions.

Name	Age	Position Held with the Company
Milton C. Ault, III	38	President, Chief Executive Officer and Director
Gary Gottlieb	52	Chief Financial Officer
Michael Edwards	58	Director

Set forth below is a brief description of the background and business experience of executive officers and directors.

Milton C. Ault has been the President and Chief Executive Officer of the Company since August 2007 and a member of Company’s Board of Directors since October 2007.  Between June and July 2007, Mr. Ault was President of the Company. Between July 2007 and August 2007, Mr. Ault was the Executive Vice President of the Company.  As of May 2008, Mr. Ault is the chairman, director, Chief Executive Officer and President of ASNI-II, Inc., a wholly owned subsidiary of the Company.  Mr. Ault was the Chairman, CEO and President of Zealous Holdings, Inc. from June 2005 to May 2008.  Mr. Ault is the manager and Chief Investment Officer of Zealous Asset Management, LLC, a wholly owned subsidiary of the Company. Mr. Ault was a registered representative at Strome Securities, LP from July 1998 until December 2005. He was elected to the board of directors of Patient Safety Technologies (formally Franklin Capital Corp.) in July, 2004 and became its Chairman and Chief Executive Officer in October, 2004 where here served until January of 2006 and again from July 2006 to January of 2007. Mr. Ault has been a member of the board of directors of IPEX, Inc, since May 2005 and served as interim Chief Executive Officer of IPEX, Inc, between May and July 2005. Mr. Ault was Chief Executive Officer of Digicorp, Inc., a publicly traded corporation, from April 26, 2005 until September 30, 2005 and he served as Chairman of Digicorp from July 16, 2005 until September 30, 2005. In November of 2005 Mr. Ault became Chief Executive Officer  and President in November 2006 of Zealous Capital Markets, LLC (formally, Ault Glazer Bodnar Securities), a subsidiary of the Company formed in June 2005. Mr. Ault has also held positions as a director and interim Chief Executive Officer at certain portfolio companies held by the Company or its subsidiaries from time to time. Mr. Ault currently holds the series 7, 24, and 63 licenses and is also a registered principal of Zealous Capital Markets.

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

Gary Gottlieb.  Mr. Gottlieb has been serving as the Chief Financial Officer of Zealous, Inc., since December 8, 2008.  Additionally, he has been serving as the Chief Operating Officer of Stiletto Magazine since March of 2007.  Prior to Stiletto, he served as the Chief Operating Officer of Private Dancer Magazine from August 2002 to March 2007. In addition to these roles, Gottlieb has served as Chief Accountant of C&R Clothiers, Bosley Medical Group, and as an internal accountant at Computer Science Corporation.  Mr. Gottlieb graduated from California State University at Northridge in 1981 with a Bachelors degree in Accounting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of our Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports we received and on written representations from reporting persons, we believe that the directors, executive officers, and greater than ten percent (10%) beneficial owners have filed all reports required under Section 16(a) during the Company’s fiscal year ended December 31, 2008.  However, during the first quarter of 2009, Milton C. Ault, III, failed to file a timely Form 4.

Milton C. Ault purchased shares of stock of the Company on March 11th and 12th of 2009.  A Form 4 reporting the purchases of the stock was not filed until April 9, 2009.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

A subsidiary of the Company, Zealous Holdings, Inc., is currently in bankruptcy proceedings.  Additional detail regarding this bankruptcy can be found in Item 3.

Board Committees

The Company currently has established compensation and audit committees, although no formal charters have been adopted.

Code of Ethics

We have adopted a comprehensive written code of ethics. It is our policy that our operations are to be conducted in compliance with the law and with the highest ethical standards.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and President and Chief Operating Officer and each of our other officers whose compensation exceeded $100,000 for each of the Company’s last two completed fiscal years.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Milton C. Ault, CEO and President	2008	$200,000	N/A	N/A	N/A	N/A	N/A	$	N/A	$200,000
	2007	$200,000	N/A	N/A	N/A	N/A	N/A	$	N/A	$200,000
Scott Livingston, CCO of ZCM	2008	$110,000	N/A	N/A	N/A	N/A	N/A		N/A	$110,000
	2007	$110,000	N/A	50,000	N/A	N/A	N/A		N/A	$110,000

Narrative Disclosure to the Summary Compensation Table

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

There were no grants of options to purchase our common stock to the named executive officers at December 31, 2008

Director Compensation

None of the directors have received compensation for their respective services rendered to the Company for the year ended December 31, 2008.

Employee Benefit Plans

The Company has no employee benefit plans.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of December 31, 2008, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 624,662,856 Shares of Common Stock issued and outstanding as of April 30, 2009.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Milton C. Ault, III	Common Stock	184,963,706[2]	22.96%[3]
Michael Edwards		610,000	*[4]
DIRECTORS AND OFFICERS – TOTAL	Common Stock	185,573,706	23.03%

5% SHAREHOLDERS
Enable Growth Partners, LLC		41,386,011	6.63%
The Glazer Family Partnership, LP		126,464,150	20.25%
Lori Livingston		52,754,466	8.45%

Item 13.   Certain Relationships and Related Transactions, and Director Independence

During the twelve months ended December 31, 2008, in connection with the closing of the Merger with the public shell, the Company entered into a consulting agreement with Kent Wyatt, a shareholder of the public shell.  Pursuant to the consulting agreement, the Company engaged Mr. Wyatt as an independent consultant for a term of one year.  Mr. Wyatt was to receive compensation of $96,000 pursuant to the consulting agreement.  The Company has accrued $64,000 of compensation pursuant to this consulting agreement as of December 31, 2008.

In addition, the Company issued Mr. Wyatt a 7% promissory note in the amount of $166,367, which was due and payable on July 19, 2008. In the event of non payment the note includes certain penalty provisions which in effect increase the interest rate retroactively to 10% and the principal balance by 10% every 30 days until repaid in full. The balance outstanding on this note as on December 31, 2008 including penalty increases of $97,915 was approximately $264,000. During the twelve months ended December 31, 2008, the Company also borrowed $15,000 from Mr. Wyatt pursuant to this note. Interest accrued on this note amounted to approximately $13,000 at December 31, 2008.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit	Tax Fees	Other Fees
December 31, 2008	30,000	-	-
February 29, 2008	45,000	-	-

2 Includes 180,963,706 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock. Also includes 1,847,877 shares of common stock and 1,718,750 shares of common stock issuable upon exercise of warrants held by the George V. Johnson & Henrietta Johnson Survivor's Trust and George V. Johnson Trust Dated 12/10/1970.  Kristy Ault, the wife of Todd Ault, is the trustee of such trusts and Mr. Ault disclaims beneficial ownership of such shares.

3 This percentage is based upon 805,626,562 shares being issued and outstanding, which is the sum of the current issued and outstanding of 624,662,856 and the conversion of the Series A Convertible Preferred Stock into 180,963,706 shares of Common Stock.

4 * Less than 1%.

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Statements of Financial Condition as of December 31, 2008 and December 31, 2007

F-3	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

F-4	Consolidated Statement of Stockholders’ Deficiency for the years ended December 31, 2008 and 2007

F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

F-6	Notes to Consolidated Financial Statements as of December 31, 2008 and 2007

Exhibit Number	Description
3.1	Articles of Incorporation, as amended
3.2	Bylaws, as amended
23.1	Consent of Berkovits & Company, Chartered, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zealous, Inc.

By:	/s/Milton C. Ault, III
Milton C. Ault, III, CEO, Director
May 15, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Milton C. Ault, III
Milton C. Ault, III, CEO, Director
May 15, 2009

By:	/s/Gary Gotlieb
Gary Gotlieb, CFO
May 15, 2009

By:	/s/Michael Edwards
Michael Edwards, Director
May 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Zealous, Inc. and Subsidiaries
(formerly known as Adult Entertainment Capital, Inc.
 and Zealous Trading Group, Inc)

We have audited the accompanying consolidated statements of financial condition of Zealous, Inc. and Subsidiaries (“the Company”) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.   Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zealous, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As more fully disclosed in Note 15 to the consolidated financial statements, the Company is involved in significant related party transactions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has not achieved profitable operations, has insufficient working capital to fund ongoing operations and expects to incur further losses. These matters raise a substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/Berkovits & Company, LLP

Ft. Lauderdale, Florida
May 18, 2009

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Consolidated Statements of Financial Condition

	December 31, 2008	December 31, 2007
Assets

Cash	$4,217	$16,526
Restricted cash	268,399	262,500
Receivable from clearing broker and managed funds	-	435,255
Financial instruments: Trading instruments, at fair value	-	466,153
Investment in equity securities of affiliated entity, net of valuation allowance of $320,445 ($0 for 2007)	6,679	693,011
Other investments, at cost	-	112,500
Loans and receivables, net	-	1,363,645
Real estate note receivable, net	1	-
Property and equipment, net	293,779	450,370
Deposit with clearing broker	104,730	129,881
Prepaid expenses	11,602	74,102
Deposits on computer software and other assets, net	25,002	208,204
Total Assets	$714,409	$4,212,147

Liabilities and Stockholders’ Deficiency

Liabilities:
Payable clearing broker	$9,853	$-
Accounts payable and accrued liabilities	2,479,820	615,524
Non-convertible notes payable	5,105,973	7,142,782
Convertible debt	3,661,991	-
Liability to issue stock	305,844	560,000
Total Liabilities	11,563,481	8,318,306

Stockholders’ Deficiency:
Preferred stock, par value $0.01, 10,000,000 shares authorized, 199,607 shares Series A Convertible preferred shares issued and outstanding on December 31, 2008	1,996	-
Common stock, par value $0.001, 1,500,000,000 shares authorized, 410,621,523 and 459,981,786 shares issued and outstanding on December 31, 2008 and December 31, 2007, respectively	410,622	459,982
Additional paid-in capital	6,554,490	1,174,523
Accumulated deficit	(17,816,180)	(5,740,664)
Total Stockholders’ Deficiency	(10,849,072)	(4,106,159)
Total Liabilities and Stockholders’ Deficiency	$714,409	$4,212,147

The accompanying notes are an integral part of these consolidated financial statements.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
     Consolidated Statements of Operations

	Year ended December 31, 2008	Year ended December 31, 2007

REVENUES

Private placement fees	$-	$200,600
Commissions	698,269	671,892
Real estate consulting income	5,554	-
Interest income	17,473	25,105
Management fees	-	42,209
Total Revenues	721,296	939,806

OPERATING EXPENSES

General and administrative	2,027,255	1,086,283
Salaries and benefits	2,606,650	1,309,825
Professional fees	512,736	517,070
Consulting Expense	71,500	-
Rent	482,091	320,233
Depreciation and amortization	102,455	101,428
Realized losses, net	252,582	64,969
Unrealized losses (gains), net	320,445	(57,428)
Total Operating Expenses	6,375,714	3,342,380

Loss before Other Expenses	(5,654,418)	(2,402,574)

OTHER EXPENSES (INCOME):

Interest expense including amortization of deferred financing cost of $1,432,125 ($0 for 2007) and amortization of discount on debt of $1,988,309 ($0 for 2007)	4,213,568	375,850
Impairment losses	2,262,054	-
Other income, net	(54,524)	(37,389)
Total Other Expenses	6,421,098	338,461

Net Loss	$(12,075,516)	$(2,741,035)

Weighted average number of common shares outstanding	397,764,118	459,981,786
Net Loss per Share - Basic and Diluted	$(0.03)	$(0.005)

The accompanying notes are an integral part of these consolidated financial statements.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Consolidated Statements of Stockholders’ Deficiency
For the years ended December 31, 2008 and 2007

	COMMON STOCK		PREFERRED STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID IN CAPITAL	ACCUMULATED (DEFICIT)	TOTAL

Balance December 31, 2006	377,521,363	$377,521	-	-	$174,614	$(2,999,629)	$(2,447,494)
Sale of stock for cash	19,587,501	19,588	-	-	245,412	-	265,000
Stock issued for securities	62,872,922	62,873	-	-	754,497	-	817,370
Net loss	-	-	-	-	-	(2,741,035)	(2,741,035)
Balance, December 31, 2007	459,981,786	$459,982	-	$-	$1,174,523	$(5,740,664)	$(4,106,159)
Shares issued – software purchase agreement TOLTD	11,796,917	11,797	-	-	931,956	-	943,753
Sale of stock for cash	4,250,000	4,250	-	-	165,750	-	170,000
Shares issued for repayment of debt	73,032,017	73,032	-	-	1,379,477	-	1,452,509
Shares issued for payment of accrued interest	9,939,477	9,940	-	-	139,870	-	149,810
Shares issued for services	15,130,094	15,130	-	-	245,898	-	261,028
Recapitalization pursuant to reverse merger	(163,508,768)	(163,509)	199,607	1,996	2,517,016	-	2,355,503
Net loss	-	-	-	-	-	(12,075,516)	(12,075,516)

Balance, December 31, 2008	410,621,523	$410,622	199,607	$1,996	$6,554,490	$(17,816,180)	$(10,849,072)

The accompanying notes are an integral part of these consolidated financial statements.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Consolidated Statements of Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,075,516)	$(2,741,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	102,455	101,428
Bad Debts written off	941,593	-
Amortization of debt discount	1,988,309	-
Amortization of deferred financing cost	1,432,125	-
Impairment losses	2,262,054	-
Unrealized (Gains)/Losses	320,445	(57,428)
Stock based compensation expense	261,028	-
Changes in operating assets and liabilities:
Receivables from clearing broker	435,255	(205,087)
Loans and receivables	616,106	-
Prepaid expenses	62,500	(52,322)
Deposits on computer software and other assets	(510,294)	(207,785)
Accounts payables and accrued liabilities	2,307,335	24,027
Net cash used in operating activities	(1,856,605)	(3,138,202)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net liabilities in merger	(793,086)	-
Purchase of property and equipment	(26,150)	-
Payments towards acquisition of software -TOLTD	(50,000)	-
Sale of financial instruments, net	748,412	433,887
Net cash (used in) provided by investing activities	(120,824)	433,887
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,820,120	3,872,703
Repayment of notes payable	(25,000)	(895,406)
Liability to issue stock	-	(524,870)
Proceeds from sale of stock	170,000	265,000
Net cash provided by financing activities	1,965,120	2,717,427
Net change in cash	(12,309)	13,112
Cash, beginning of year	16,526	3,414
Cash, end of year	$4,217	$16,526
Supplemental disclosure of non-cash investing and financing activities:
Stock issued for conversion of debt	$1,452,509	$-
Stock issued for payment of accrued interest	$149,810	$-
Stock issued for asset acquisition	$1,158,073	$-
Supplemental disclosure of cash flow information:
Cash interest paid	$121,605	$148,336

The accompanying notes are an integral part of these consolidated financial statements.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.             Incorporation, Nature and Continuance of Operations

Incorporation and Nature of Operations

Zealous, Inc. previously known as Adult Entertainment Capital, Inc. and Zealous Trading Group, Inc. (“the Company”) was originally incorporated under the laws of the state of Nevada on September 25, 1978. Through the years the Company has gone though various name changes as a result of its different business plans.

On July 16, 2007, the Company (then named Atlantic Syndication Network, Inc.) entered into an Agreement and Plan of Merger (the "Merger Agreement") with its wholly-owned subsidiary, ASNI II, INC., a Delaware corporation ("ASNI-II") and Zealous Holdings Inc. and subsidiaries (“Zealous Holdings”), which was consummated on May 9, 2008.

Pursuant to the Merger Agreement, Zealous Holdings, Inc merged with and into ASNI-II and ASNI-II merged into the Company. As a result of the merger, Zealous Holdings became a wholly-owned subsidiary of Zealous, Inc., through which its operations have been conducted.

Zealous Holdings Inc. is a holding company whose subsidiaries were engaged in various financial services businesses including investment banking, trading services, and asset management services. Zealous Holdings Inc. raised capital for small and microcap public companies and select private issuers and was also involved in the development of its Zealous Alternative Trading System (“ZATS”). The ZATS trading platform was to be a global electronic market place to support and execute trades for buyers and sellers of restricted illiquid securities. During 2008 the Company created Zealous Real Estate Consulting, LLC which is engaged in consumer mortgage negotiations for a fee.

The Company was engaged in the financial services industry through the year ended December 31, 2008. During the fourth quarter as the economic conditions and uncertain investment climate worsened, the Company was no longer able to obtain the necessary financing to continue to fund its operations and maintain the capital requirement of Zealous Capital Markets, LLC, its broker-dealer subsidiary. These conditions caused the Company to shut down the operations of Zealous Capital Markets, LLC in January 2009 and to evaluate its financial services assets and its notes and loans receivables to determine their recoverability.  Our evaluation revealed that certain deposits advanced by the Company to develop its trading platform, leasehold improvements and certain note receivable and related accrued interest were impaired (See note 17).

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
1.             Incorporation, Nature and Continuance of Operations (continued)

Going Concern

At December 31, 2008, the Company had not achieved profitable operations, had insufficient working capital to fund ongoing operations and expects to incur further losses. These circumstances raise a substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations.  Management believes that the Company may not be able to obtain additional funds from debt or equity financing due to current economic conditions.

After evaluating the current economic circumstances and investment climate, management believes that it is in the best interest of the company to exit the financial services business. Management plans to generate revenue through sale of health and wellness products and operating a multiple media related business, including a print publication, Internet URLs and launching a commercial broadcast network.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations.  Realization values may be substantially different from carrying values as shown. These consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

2.             Significant accounting policies

Principles of Consolidation

These annual consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Zealous Holdings, Inc., Zealous Capital Markets, LLC, Zealous Asset Management, LLC, Zealous Real Estate Consulting, LLC and Zealous ATS, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The application of our accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. These estimates bear the risk of change due to the inherent uncertainty attached to the estimate and are likely to differ from actual results.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2.             Significant accounting policies (continued)

Stock based Compensation

The Company follows the provisions of SFAS No. 123R, "Share Based Payment," in calculating stock based compensation.  SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, stock-based awards result in a cost that will be measured at fair value on the award's grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.

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

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2.             Significant accounting policies (continued)

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

Investment in equity securities of affiliated entity are considered available for sale and were originally recorded at cost. These securities have been reduced to their fair value with an unrealized loss reflected in the Statement of Operations for the period. Fair values were based on prices and quotations from independent sources.

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

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2.             Significant accounting policies (continued)

Financial Instruments (continued)

Investments (continued):

• Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Cash

For purposes of the statement of cash flows, cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.  Cash consists primarily of demand deposits at federally insured institutions. Restricted cash consists of a certificate of deposit which is pledged against an office lease commitment.

Fair Value of  Other Financial instruments

The carrying values of cash, restricted cash, receivables, accounts payable, accrued liabilities and notes payable approximate their fair value because of the short maturity of these instruments.  The carrying value of convertible and non-convertible debt approximates fair value due to the interest rates approximating that of similar instruments having similar terms. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains cash balances at several federally insured financial institutions.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2.             Significant accounting policies (continued)

Concentration of Credit Risk (continued)

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.
See note 17 for impairment losses recognized in 2008.

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

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2.             Significant accounting policies (continued)

Income taxes (continued)

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

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

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2.             Significant accounting policies (continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010.  The Company is assessing the effect, if any, that FSP FAS 107-1 and ABP 28-1 may have on its consolidated financial statements.

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

Pursuant to this merger, all of the common stock was exchanged, however the Company is obligated to issue 80,844,638 shares of its common stock to one of the shareholders pending surrender of his original stock certificate in Zealous Holdings. The Company has therefore recorded a liability to issue stock for $80,844 related to this transaction, which has been included in its respective caption in the accompanying statement of financial condition as of December 31, 2008.

During the twelve months ended December 31, 2008, Zealous Holdings, Inc. issued 50,168,247 shares (678,728 pre-merger) of its common stock as follows: 24,022,407 shares (325,000 pre-merger) in connection with employment agreements; 6,336,594 shares (85,728 pre-merger) pursuant to a contract for development of software; 19,809,246 shares (268,000 pre-merger) in connection with a liability to issue stock at December 31, 2007.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

3.             Stockholders’ Equity (continued)

Increase in authorized shares

The Company obtained shareholder approval on April 24th, 2008, to amend its Articles of Incorporation to increase the authorized shares of common stock of the Company from 50,000,000 to 1,500,000,000.  The Company filed an Amendment of Certificate of Articles of Incorporation with the Secretary State of the State of Nevada to increase its authorized shares of common stock from 50,000,000 to 1,500,000,000 and preferred shares to 10,000,000. As a consequence of the above, the Company has sufficient authorized and unissued shares available to settle the conversion of debt into equity and the exercise of warrants. Therefore the Company has reclassified to additional paid-in capital previously recorded derivative liability associated with potential shares to be converted pursuant to its convertible notes.

Other equity issuances

The Company issued 73,032,017 shares of its common stock for conversion of its convertible debt into equity during the twelve months ended December 31, 2008. The company also sold 4,250,000 shares of its common stock at $0.04 per share to three investors for $170,000 during the twelve months ended December 31, 2008. The Company issued 15,130,094 shares of its common stock for services received by the company and 9,939,477 shares of its common stock as interest payment during the twelve months ended December 31, 2008. The Company also issued 11,796,917 shares of its common stock pursuant to its agreement with Transfer Online Technology Development, LLC (“TOLTD”) dated March 3, 2008 for purchase of all rights, title and interest in and to the online/electronic trading platform, including without limitation, the source code, software, any and all intellectual property rights and title related to such trading platform, excluding any licenses for third party software necessary for the performance of the trading platform.

4.             Deposit with Clearing Broker

The Company was as party to Clearing Agreements with Wedbush Morgan Securities, Inc. and Legent Securities on a fully disclosed basis to provide custodial and clearing services for the Company. These custodial and clearing services include custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreements can be cancelled at any time for cause or upon 30 days written notice. The Company has $104,730 and $129,881 of funds with these clearing brokers as of December 31, 2008 and 2007, respectively.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
5.            Investment in equity securities of affiliated entity

On December 31, 2007, the Company entered into three Interest Purchase Agreements (“IPA”) with a publicly traded company in the Pink Sheets Market which is also headed by the Company’s Chairman and Chief Executive Officer. Under the IPA, the Company agreed to sell its rights, title and interests held in certain investment funds it previously managed amounting to $566,484 for the primary consideration of 28,324,200 shares of common stock in the publicly traded company. These securities were considered as available for sale at December 31, 2007 and were carried at their historical cost.

During the twelve months ended December 31, 2008, the Company sold 12,058,000 shares of these securities and recorded a realized loss of $47,492 on the transaction. During the twelve months ended December 31, 2008, the Company also recorded an unrealized loss of $242,425 to reduce the carrying values of these securities to their fair values.

Investments of $6,679 at December 31, 2008 includes the balance of the shares mentioned above valued at their market value of $0.0003 per share.

6.	Loans and Receivables

Loans and receivables at December 31, 2008 and 2007 are comprised of the following:

	2008	2007
Short-Term Receivables:
Loans Receivable - Officer (1)	$474,109	$471,109
Loans Receivable - Affiliated entity (2)	457,767	644,472
Loans Receivable - Employees (1)	70,200	74,300
Accrued Interest Receivable	41,695	-
Receivable – Other related parties (3)	67,699	48,764
Total Short-Term Receivables	1,111,470	1,238,645
Long-Term Receivables:
Loan Receivable – Employee (1)	125,000	125,000
Total Long-Term Receivables	125,000	125,000
Less; Amounts classified to compensation (1)	(669,309)	-
Less: Allowance for doubtful accounts	(567,161)	-
Total Loans and Receivables	$-	$1,363,645

(1)          Represents various advances to the Company’s CEO and key employees. Advances were non interest bearing and due on demand.  Amounts have been declared compensation by the Company’s Board of Directors and thus have been classified as salaries and benefits in the accompanying 2008 statement of operations.

(2)           Represent various advances and notes to related funds and portfolio entities. Majority of amounts were subject to interest at rates ranging from 6% to 12%d and were due on demand.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
6.	Loans and Receivables (continued)

(3)          Represents advance to related parties which are non interest bearing and due on demand.

The Company has evaluated the recoverability of all its loans and receivables (except for those from officer and key employees) and has determined that all receivables are uncollectible. The evaluation was based on management’s assessment of the nature of the receivable, the parties’ credit worthiness and their ability to repay.  As of December 31, 2008, the Company has recorded an allowance against loans and receivables of $567,161 to cover potentially uncollectible balances. This amount has been reflected in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2008.

7.            Real Estate Note Receivable

At December 31, 2008 the balance in the real estate note receivable account consisted of a $632,000 note receivable from an individual engaged in real estate development reduced by an impairment reserve of $631,999 (see note 17). The note resulted from deposits made by the Company on a land parcel that was to be subdivided for resale. The initial note amounted to $535,000, was collateralized by the underlying real estate and bore interest at the rate of 6% annually.  During the year ended December 31, 2008, the Company advanced an additional $97,000 towards the same real estate project. At December 31, 2008, accrued interest relating to this note of $41,695 has been included in accrued interest receivable. The note receivable balance of $632,000 and related interest receivable of $41,695 has been written down to $1 pursuant to management’s evaluation of the viability of the real estate project, the uncertainties raised by a failed Company sale of certain intellectual property to a party related to the debtor (See note 15) and the cash flows expected from the underlying real estate. The Company also believes that this note cannot be sold due to the current economic conditions surrounding the real estate market.

8.             Deposit on computer software and other assets

At December 31, 2008 deposits on computer software and other assets consisted of a $514,321 deposit on a contract for the development of software for the ZATS platform, a deposit of $993,754 with Transfer Online Technology Development, LLC (“TOLTD”) towards the purchase of other necessary software and intellectual property for the ZATS platform, a $75,000 deposit towards the failed acquisition of Comedy.Net and other miscellaneous deposits totalling $25,000.  These amounts have been netted by an impairment reserve of $1,508,075 (see note 17) to reduce the book value of all of the above, except for deposit towards the failed acquisition of Comedy.Net and other deposits of $25,000 to zero. The $75,000 deposit towards the failed acquisition of Comedy.Net has been written off as uncollectable due to the Company’s inability to collect.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
8.             Deposit on computer software and other assets (continued)

The $514,321 deposit resulted from cash payments and stock issued to EAI, Inc. (‘EAI”) towards the development (see note 15) of the software to operate ZATS. The total cost of the contract was for $814,321. The amounts paid on this contract are not expected to be recovered. The completion of this contract was dependent upon the Company making a final payment of $300,000. The Company lacks the resources to make such payment and further believes that such platform no longer has a competitive advantage. The Company also believes that this software cannot be sold due to its uniqueness and specific use.

The $993,754 deposit with TOLTD (see note 15) represents various advances to TOLTD pursuant to an Asset Purchase Agreement dated  March 3, 2008,  whereby the Company agreed to purchase from TOLTD all rights, title and interest in an online/electronic trading platform, including without limitation, the source code, software, any and all intellectual property rights and title related to such trading platform, excluding any licenses for third party software necessary for the performance of the trading platform for the sum of $1,000,000 .  Through December 31, 2008, the Company paid a deposit of $50,000 in cash and $943,754 in stock which includes $37,253 in accrued interest on the note pertaining to the purchase.  The amounts paid on this agreement are not expected to be recovered. The transaction was rescinded due to the Company’s failure to perform in accordance with the terms of the agreement. The Company also believes that this platform cannot be sold even if recoverd due to its uniqueness and specific use.

The other deposits of $25,002 which are deemed to be recoverable consist of a deposit towards rent for our current office premises of $25,000, $1 towards the purchase of the TOLTD intellectual property and $1 towards the purchase of the  ZATS platform.

9.             Property and Equipment, net

As of December 31, 2008 and 2007 property and equipment consist of the following:

			Estimated
	2008	2007	Useful Life

Furniture and Equipment	$537,666	$511,515	3-15
Leasehold Improvements	140,374	140,374	5
Less: Accumulated Depreciation	(303,975)	(201,519)
Less: Impairment Reserve	(80,286)	-
	$293,779	$450,370

During the twelve months ended December 31, 2008, the Company purchased assets for $26,151 and recorded an impairment of $80,286 (see note 17) against leasehold improvements relating to an office no longer occupied by the Company.

Depreciation and amortization expense recorded during the twelve months ended December 31, 2008 and 2007 amounted to $102,455 and $101,428, respectively.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
10.             Non-convertible notes payable

Non-convertible notes payable at December 31, 2008 and 2007 are comprised of the following:

	2008	2007
Short-Term Borrowings:
Notes Payable - Subsidiary (1)	$-	$3,765,659
Notes Payable - Stockholders (2)	2,056,039	1,483,556
Notes Payable - Financial Institutions (3)	998,416	1,000,000
Notes Payable - Related Parties (4)	1,571,518	413,567
Total Short-Term Borrowings	4,625,973	6,662,782
Long-Term Borrowings:
Note Payable – Stockholders (2)	480,000	480,000
Total Long-Term Borrowings	480,000	480,000
Total Notes Payable	$5,105,973	$7,142,782

(1)  On November 7, 2007, Zealous Holdings Inc. had entered into a revolving credit-line with the Company of up to $5,000,000.  At December 31, 2007, the aggregate amounts borrowed were $3,765,659.  At May 9, 2008 such balance was eliminated upon merger.

(2)  The Company has notes payable to stockholders that are unsecured, interest bearing, demand notes having interest rates ranging from 7% to 24%. All except for $749,000 of these notes payable are in default as of December 31, 2008.

(3)  The Company has notes payable to financial institutions consisting of two revolving lines of credit for $500,000 each, from Citibank and First Tennessee Bank.  The line of credit from Citibank was established by individuals affiliated to a stockholder and assigned to the Company on July 24, 2006.  The line of credit from First Tennessee Bank was established by the same individuals and later assigned to the Company on July 7, 2007.  The interest rates on the Citibank and First Tennessee lines of credit are at Prime Rate and Prime Rate plus 1%, respectively.  These notes are in default as of December 31, 2008.

(4)  The Company had notes payable to related parties that are interest bearing, demand notes having interest rates ranging from 5% to 12%. All notes payable to related parties are in default as of December 31, 2008. One of the notes payable to a related party grants the holder a senior security interest in all of the assets, proceeds of those assets and equity of the Company.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
10.             Non-convertible notes payable (continued)

Borrowings at December 31, 2008, based on their contractual terms, mature as follows:

Year	Amount
2009	$4,625,973
After 2009	480,000
Total	$5,105,973

11.             Convertible Debt

At December 31, 2008, the Company had various convertible notes payable amounting to $3,661,991. These convertible notes were issued in 2007 by the public shell into which the Company was merged during 2008. The notes whose face value aggregated $5,122,500 at issuance were to mature at various dates through October 2008, they had interest rates ranging from 5% to 15% and included an option to convert into common stock at a conversion price of $0.02 per share. During the twelve months ended December 31, 2008, the company issued 73,032,017 shares of its common stock for conversion of $1,452,509 of this convertible debt into equity. The remaining balance of $3,661,991was therefore in default as a result of the Company’s inability to pay by December 31, 2008. During February 2009 the remaining balance of these notes were ultimately converted into stock pursuant to a force conversion effectuated by the Company (see note 17).

 In connection with these convertible notes, the Company issued a total of 119,992,500 warrants convertible at $0.02, $0.03 and $0.05 per share with terms of three to five years. Additionally, the Company issued 5,406,249 warrants convertible at $0.03 per share within five years, exercisable one year from the issuance of the note as long as the holder did not demand payment or exercise the option under the note prior to the maturity date of the note.

Upon issuance, the Company accounted for the convertible notes payable in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $5,122,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital with a discount against the convertible note. The debt discount attributed to the beneficial conversion feature has been amortized over the maturity period as non-cash interest expense.  During the twelve months ended December 31, 2008, the Company amortized the remaining balance of the discount of $1,988,309 as non-cash interest expense.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

 11.             Convertible Debt (continued)

In connection with securing the financing pursuant to these notes, the Company paid $299,250 in cash and issued 24,275,000 warrants. These amounts were recorded as deferred financing costs and have been amortized over the terms of the notes. Amortization of deferred financing costs during the twelve months ended December 31, 2008 amounted to $1,432,125.
The following table shows the amount of convertible notes payable and secured convertible debentures as on December 31, 2008:

Convertible notes payable	$442,500
Secured convertible debentures	3,219,491
Total as on December 31, 2008	$3,661,991
12.             Warrants

During the twelve months ended December 31, 2008, the Company issued 2,125,000 warrants in connection with the sale of 4,250,000 shares of its common stock. These warrants have a life of 5 years from the date of issuance.

In connection with the notes issued in 2007 as discussed in Note 11 above, the Company issued warrants to purchase 125,390,749 shares of common stock at $0.02 to $0.05 per share over five years.  The Company also issued 24,275,000 warrants as financing costs related to these notes.

The following table summarizes information on stock warrants outstanding at December 31, 2008:

Description	Number Outstanding at December 31, 2008	Expiration Dates	Exercise Price	Number Exercisable at December 31, 2008
Issued on 15% convertible notes	8,109,375	September through October 2012	$0.02	8,109,375
Additional warrants on 15% convertible notes – exercisable after 1 year	5,406,249	September through October 2012	0.03	5,406,249
Issued on 5% secured convertible debentures	106,875,000	October 2012	0.03	106,875,000
Issued on 12% convertible promissory note	5,000,000	October 2012	0.03	5,000,000

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

12.             Warrants (continued)

Issued upon sale of 4,250,000 shares of common stock	2,125,000	March 2013	0.05	2,125,000
Issued on non convertible debt	13,325	September through November 2010	0.03 to 0.05	13,325

Issued to consultants	24,275,000	October 2012 through January 2013	$0.03	24,275,000
	151,803,949			151,803,949

13.             Stock Options

On October 19, 2007, the Board of Directors of Zealous Holdings adopted the 2007 Equity Incentive Plan (the “2007 Plan”) which reserved a total of 4,000,000 shares of common stock for issuance.  If an incentive award granted under the 2007 Plan expired, terminated,  was unexercised or was forfeited, such award and related surrendered shares would become available for future awards under the 2007 Plan.

During the twelve months ended December 31, 2008, in connection with the merger with the public shell, the public shell issued 1,600,000 stock options from its Stock Incentive Plan to holders of options of the Zealous Holdings, Inc.  2007 Plan at an exercise price of $1.00 and a term of 10 years.

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

During the twelve months ended December 31, 2008, the Company recorded stock based compensation expense of $128,000 in accordance with SFAS 123R pertaining to options granted.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
13.             Stock Options (continued)

The following table shows the total number of options outstanding as on December 31, 2008:

Shares
Balance, December 31, 2006	-
Add: Options granted during 2007	1860,000
Balance, December 31, 2007	1,860,000
Add: Options granted during 2008	1,600,000
Less: Options cancelled pursuant to the Merger	(1,860,000)
Total options outstanding as on December 31, 2008	1,600,000
Total number of options exercisable as on December 31, 2008	817,500

Weighted Average exercise price of options outstanding as on December 31, 2008 is $1.00 per share.

Weighted average fair value of options granted during the twelve months ended December 31, 2008 is $0.08 per share.

14.            Commitments and Contingencies

Operating leases

In 2005, the Company entered into a lease agreement for its corporate headquarters in Los Angeles, California.  The lease was for a 62 month term, which was to expire in the year 2011.  During November, 2008, the Company vacated the premise in Los Angeles and identified tenants to take over the office space and pay future rent for which the Company was responsible pursuant to the lease agreement. During the twelve months ended December 31, 2008, the Company signed a lease for office space located at Tustin, California which begins in June 2008 and expires in May 2011. The Company has also entered into a month to month sub-lease of a portion of these new premises for $2,500 a month. Future minimum lease payments for all non-cancelable operating leases are as follows:

Year	Amount
2009	251,940
2010	251,940
2011	104,975
Total	$608,855

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

14.            Commitments and Contingencies (continued)

Legal matters

The Company is subject to litigation from time to time in the normal course of business.

During the twelve months ended December 31, 2008, the Company was served as a co-defendant with a complaint by a former director and stockholder. The complaint seeks damages in the amount of $600,000 plus interest and attorney fees. In July 2008, the Company entered a settlement agreement for $350,000. The Company has currently been served with a complaint as a co-defendant to enforce the settlement agreement and is pursuing settlement discussions.  The other co-defendants in this case have agreed to assume any and all damages arising from this settlement and therefore the Company has not accrued this judgment as of December 31, 2008.

Company was served as a co-defendant with a complaint by a former director and stockholder.  The complaint seeks recovery of $1,500,000, relating to prior equity and unsecured debt investments, plus attorneys fees and costs.  The complaint alleges violations of federal and state securities laws.  The Company cannot determine the merit of the case at this time.

The Company was served as a defendant with a complaint by a secured creditor.  The complaint seeks damages in the amount of $500,000 plus interest and attorneys fees and costs.  The complaint alleges that the Company defaulted on a secured convertible debenture held by plaintiff.  The Company cannot determine the merit of the case at this time.

The Company was served as a co-defendant with a verified complaint by a creditor for Unlawful Detainer.  The Company has filed an answer asserting affirmative defenses on December 8, 2009.  Plaintiff issued discovery requests to the Company on December 23, 2008.  The Company is in the process of propounding and responding to discovery and is also engaged in settlement discussions.

Professional Offshore Opportunities Fund Limited, a secured creditor, filed a complaint against the Company on July 23, 2008.  Professional Offshore Opportunities Fund Limited’s causes of action against the Company include negligent misrepresentation, breach of the duty of good faith and fair dealing, and breach of the debenture.  On January 30, 2009, the New York Court entered Judgment against Defendant in favor of Plaintiff.  On February 3, 2009, Plaintiff filed a Restraining Notice against the Company to prevent the sale of certain property.  On February 23, 2009, Plaintiff filed with the Court a Notice of Entry of Default, dated January 16, 2009, against Defendants for the principal amount of $200,000, plus interest, costs and disbursements. The Company is pursuing settlement negotiations and drafting a Motion to Set Aside Default.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
14.            Commitments and Contingencies (continued)

Legal matters (continued)

Kent G. Wyatt, Sr., former CEO and Chairman of the board of the public shell (pre-merger) filed a Complaint against the Company on October 24, 2008 for alleged breach of promissory note, breach of consulting agreement, unpaid loans and NSF checks, declaratory relief, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, negligent misrepresentation, accounting, and conversion. On December 26, 2008 the Court entered Default Judgment against all Defendants for the principal plus interests totaling $270,259.  Defendants engaged in a settlement conference with Plaintiff on March 30, 2009 and are continuing to pursue settlement discussions.

On February 6, 2009, a shareholder filed a Complaint with the Company as co-defendant alleging negligent misrepresentation, breach of fiduciary duty, breach of 6 contracts, breach of implied covenant of good faith and fair dealing of six contracts and violations of Corporate Code §§ 25400, 25401, 25500, 25501 25504, fraud, unjust enrichment on two contracts, equitable indemnity, constructive trust, and unfair business practices.  The Company is engaged in settlement discussion, preparing responsive pleadings, and completing discovery responses.

The Company was served as a co-defendant with a verified complaint by a creditor on February 4, 2009.  The Plaintiff alleges that Defendants failed to repay Plaintiff in accordance with an executed Promissory Note, and Defendants failed to pay a Guarantee as executed between Plaintiff and Defendants.  Plaintiff is alleging damages in an amount of $500,000.00, pre and post-judgment interest and attorneys’ fees and costs.  Defendants are preparing responsive pleadings bringing affirmative defenses.  In April 2009, Defendants also began settlement discussions with Plaintiffs.

On November 7, 2007, the Company entered into a Letter of Agreement with The Investor Relations Group, Inc. (“IRG”) in which IRG is to provide a comprehensive corporate communications program.  The term of the agreement is one (1) year unless sooner terminated and the Company shall pay on a monthly basis $13,500. The Company was served with as a defendant with a complaint by IRG.  The complaint seeks damages in the amount of $40,000 plus interest and costs. On November 14, 2008, the New York Supreme Court entered default against Defendant for failure to answer the Complaint. The Company is evaluating the merits of the case and researching the advantages to filing a Motion to Set Aside Default. The Company is also discussing settlement possibilities with the Plaintiff.

A former employee of the Company filed a claim for non-payment of wages against the Company with the Labor Commissioner, State of California alleging that the Company owes him $4,000 in wages. The Company terminated his at-will employment and the Company believes that it does not owe him any wages since he had been paid in full through his termination date. . The Company is drafting responsive pleadings and will oppose the claim at any future hearings.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
14.            Commitments and Contingencies (continued)

Legal matters (continued)

A former employee of the Company filed a claim for non-payment of wages against the Company with the Labor Commissioner, State of California alleging that the Company owes him $4,500 in wages. The Company terminated his at-will employment and the Company believes that it does not owe him any wages since he had been paid in full through his termination date. The Company is pursuing settlement discussions.  The Company is also drafting responsive pleadings and will oppose the claim at any future hearings.

15.             Related party transactions

The Company engages in various transactions and financing activities with related parties which include amongst others stockholders of the Company and other related businesses and acquaintances of prior officers and the Company’s Chief Executive Officer.

During October 2008, the Company entered into an Asset Purchase Agreement (the” Agreement”) with Global Access Holdings, LLC and its affiliate  (“GA”) for the sale of certain Company assets and rights including the ZATS platform  The controlling shareholder of GA is related to the guarantor of a Company real estate note receivable which is deemed uncollectible (see note 7). This transaction was never consumated due to the inability of the parties to adhere to the terms of the agreement.

During March 2008, the Company entered into an Asset Purchase Agreement with TOLTD for the purchase for $1,000,000 of certain software and intellectual property needed for the operation of the Company’s ZATS platform.  The controlling shareholder of TOLTD is also a creditor and shareholder of the Company (see note 8). This transaction was rescinded due to the Company’s failure to perform in accordance with the terms of the agreement.

Through December 31, 2008 the Company paid approximately $514,000 to EAI towards the development of the commercial ZATS software. EAI is controlled by a family member of a previous officer of the Company (see note 8).

During the twelve months ended December 31, 2008, in connection with the closing of the Merger with the public shell, the Company entered into a consulting agreement with Kent Wyatt, a shareholder of the public shell.  Pursuant to the consulting agreement, the Company engaged Mr. Wyatt as an independent consultant for a term of one year.  Mr. Wyatt was to receive compensation of $96,000 pursuant to the consulting agreement.  The Company has accrued $64,000 of compensation pursuant to this consulting agreement as of December 31, 2008.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

15.           Related party transactions (continued)

In addition, the Company issued Mr. Wyatt a 7% promissory note in the amount of $166,367, which was due and payable on July 19, 2008. In the event of non payment the note includes certain penalty provisions which in effect increase the interest rate retroactively to 10% and the principal balance by 10% every 30 days until repaid in full. The balance outstanding on this note as on December 31, 2008 including penalty increases of $97,915 was approximately $264,000. During the twelve months ended December 31, 2008, the Company also borrowed $15,000 from Mr. Wyatt pursuant to this note. Interest accrued on this note amounted to approximately $13,000 at December 31, 2008.

16.           Income Taxes

The components of the Company's consolidated income tax provision are as follows:

	Years ended December 31,
	2008	2007

Current benefit	$1,758,686	$35,000
Deferred benefit (expense)	2,207,305	2,210,000
Subtotal	3,965,991	2,245,000
Less valuation allowances	(3,965,991)	(2,245,000)
Net income tax provision	$-	$-

The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

	Years ended December 31,
	2008	2007
Computed at U.S. statutory rate	34.00%	34.00%
State taxes, net of federal	5.83%	5.83%
Stock based compensation expense	0.70%	-
Stock based interest expense	0.40%	-
Valuation allowance	-40.93%	-39.83%
Total	-	-

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

16.           Income Taxes (continued)

At December 31, 2008, the Company's net deferred tax assets consisted of the following:

Net operating loss carryforwards	$2,710,163
Amortization of debt discount	676,025
Amortization of deferred financing cost	486,923
Unrealized gain/loss - invest in equity securities	62,899
Asset impairment losses	769,098
Allowance for uncollectible loans and receivables	192,835
Subtotal	4,897,943
Less valuation allowances	(4,897,943)
Total	$-

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $3,966,988 and $931,952 as of December 31, 2008 and 2007, respectively, is necessary to reduce the deferred  tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $0.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the year ended December 31, 2008. The tax years subject to examination by the taxing authorities are the years ended December 31, 2007, 2006 and 2005.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operation.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
16.           Income Taxes (continued)

At December 31, 2008, the Company will have federal net operating loss carryforward of approximately $17.8 million. Current federal tax law limits the amount of loss available to offset future taxable income when a substantial change in ownership occurs. Therefore the amount available to offset future taxable income may be limited. The federal net operating losses expire by 2028.

17.             Impairment Losses

The evaluation of deposits on computer software and intellectual property, property and equipment and real estate note receivable resulted in the following impairment charges to operations for the year ended December 31, 2008:

Unrecoverable advances to EAI for development of ZATS platform (1)	$514,321
Unrecoverable deposits and interest to TOLTD towards purchase of additional software and intellectual property for ZATS platform (2)	993,753
Unamortized leasehold improvements related to vacated offices (3)	80,286
Unrecoverable real estate note receivable and accrued interest (4)	673,694
Total	$2,262,054

1)
Represents impairment of deposit on a contract for the development of software for ZATS. This deposit resulted from cash payments and stock issued to EAI, towards the development (see note 15) of the software to operate ZATS. The total cost of the contract was for $814,321. The amounts paid on this contract are not expected to be recovered. The completion of this contract was dependent upon the Company making a final payment of $300,000. The Company lacks the resources to make such payment and further believes that such platform no longer has a competitive advantage. The Company also believes that this software cannot be sold due to its uniqueness and intended use. Hence this deposit has been impaired and carried on the books at $1 as on December, 31, 2008.

2)
Represents impairment of deposit with TOLTD (see note 15) pursuant to an Asset Purchase Agreement dated  March 3, 2008 The Company agreed to purchase from TOLTD all rights, title and interest in an online/electronic trading platform, including without limitation, the source code, software, any and all intellectual property rights and title related to such trading platform, excluding any licenses for third party software necessary for the operation of ZATS for the sum of $1,000,000 .  Through December 31, 2008, the Company paid a deposit of $50,000 in cash and $943,754 in stock which includes $37,253 in accrued interest on the note pertaining to the purchase.  The amounts paid on this agreement are not expected to be recovered. The transaction was rescinded due to the Company’s failure to perform in accordance with the terms of the agreement. The Company also believes that this platform cannot be sold even if recovered due to its uniqueness and specific use. This deposit has therefore been impaired by an amount of $993,753 and carried on the books at $1 as on December 31, 2008

3)	Represents impairment charge against leasehold improvements relating to an office no longer occupied by the Company.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
17.             Impairment Losses (continued)

1)
Represents impairment of principle and accrued interest related to the real estate note receivable. The note resulted from deposits made by the Company on a land parcel that was to be subdivided for resale. The initial note amounted to $535,000, was collateralized by the underlying real estate and bore interest at the rate of 6% annually.  During the year ended December 31, 2008, the Company advanced an additional $97,000 towards the same real estate project. At December 31, 2008, accrued interest relating to this note of $41,695 has been included in accrued interest receivable. The note receivable balance of $632,000 and related interest receivable of $41,695 has been written down to $1 pursuant to management’s evaluation of the viability of the real estate project, the uncertainties raised by a failed Company sale of certain intellectual property to a party related to the debtor and the cash flows expected from the underlying real estate. The Company also believes that this note cannot be sold due to the current economic conditions surrounding the real estate market.

18.             Subsequent events

On February 26, 2009, the Company issued 166,311,335 shares of common stock to its   convertible note holders as part of a forced conversion of their outstanding debt under the terms of the agreements.  This conversion was based on the advice of legal counsel after review of the note agreement’s forced conversion clauses and the new rules pertaining to section 144 restricted stock. The forced conversion took place after a period of negotiations with the note holders in which no agreement was reached. The former note holders continue to dispute the proprietary of the conversion.

On February 20, 2009, Zealous Holdings, Inc, (ZHI) a wholly owned subsidiary of the Company engaged in financial services filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  ZHI will continue to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company decided that it was in its best interest to withdraw the bankruptcy filing for ZHI and contacted the Court to do so on April 30, 2009.  However, the Court by its own motion had already at that point converted the bankruptcy to a Chapter 7 bankruptcy.  Thus, on Monday May 11, 2009, the Company filed a Request for an Emergency Hearing to Dismiss the Bankruptcy but that request was denied.  The Company believes that it is now in a position to start settling and paying the debts for ZHI.  Therefore, On Tuesday May 12, 2009, the Company requested this filed that the Court schedule a Hearing on the Motion to Dismiss the Voluntary Bankruptcy Petition with the California Central District Bankruptcy Court for June 11, 2009.

On April 2, 2009, The Board of Directors of the Company agreed to cease the business activities of, close down and dissolve its wholly owned subsidiary Zealous Real Estate Consulting, LLC, effective March 31, 2009.