Form 10-K/A
period 2008-12-31
ZEALOUS, INC.
filed 2009-05-19
CIK 1085129

EXPLANATORY NOTE:  THE LAST PAGE OF THE NOTES TO FINANCIALS WAS INADVERTENTLY LEFT OUT.  ALSO, AN INCORRECT NUMBER WAS INSERTED IN PARAGRAPH TWO OF NOTE 5

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Registrant’s telephone number: 949-885-7333

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
Subsequent to further negotiations, the Plaintiff released the Company’s security deposit of $262,500 and accrued interest on the deposit of $5,899 from escrow to the Company in January 2009.  The Company has not received any correspondence regarding the matter since that time.

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

VIII.         In Re: Zealous Holdings, Inc.
Central District of California Bankruptcy Court, Case No. 09-11425-ES

On February 20, 2009 , Zealous Holdings (“Holdings”), a wholly owned subsidiary of Zealous, Inc., filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California Santa Ana Division (the "Bankruptcy Court"), Case No. 09-11425 ES.  On May 1, 2009, the Bankruptcy Court, on its own initiative, filed a motion to convert the bankruptcy to a Chapter 7 bankruptcy.  Holdings was notified of this change on May 8, 2009 via PACER.

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

Liquidity and Capital Resources

The available cash balance as at December 31, 2008 was 4,217 and the available cash balance as at December 31, 2007, was 16,526.   We had $268,399 in restricted cash as on December 31, 2008 and $262,500 in restricted cash on December 31, 2007. Payable to clearing broker and managed funds were $9,853 on December 31, 2008 as compared to receivable from clearing broker and managed funds of $435,255 on December 31, 2007. Investments in affiliated entities on December 31, 2008 stood at $6,679 as compared to $693,011 on December 31, 2007. We had no trading instruments as on December 31, 2008 as compared to $466,153 as on December 31, 2007. The company is party to a Clearing
Agreements with Wedbush Morgan Securities, Inc. and Legent Securities on a fully disclosed basis to provide custodial and clearing services for the Company. These custodial and clearing services include custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreements can be cancelled at any time for cause or upon 31 days written notice. The Company is required to maintain a minimum deposit of $100,000 with its clearing broker, which is included in deposit with clearing broker in the accompanying statement of financial condition. Deposit with clearing brokers as on December 31, 2008 was $104,730 as compared $128,881 as on December 31, 2007. Loans and receivables as on December 31, 2008 were $0 as compared to $1,363,645 as on December 31, 2007. Net investment in fixed assets as on December 31 2008 was $293,779 as compared to $450,370 as on December 31, 2007. There was an additional investment of $26,150 in fixed assets in the twelve months ended December 31, 2008 as compared to none in twelve months ended December 31, 2007. Accounts payables and accrued liabilities as on December 31, 2008 were $2,479,820 as compared to $615,524 on December 31, 2007. Non-convertible notes payable as on December 31, 2008 were $5,105,973 as compared to $7,142,782 as on December 31, 2007. We are currently negotiating with various secured and unsecured creditors to settle any notes in default by refinancing and/or renegotiating the terms of repayment of such notes.

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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP)

As of December 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were : (1) lack of a functioning audit committee and lack of majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, and, (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of December 31, 2008 and communicated to our management.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
May 18, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Milton C. Ault, III
Milton C. Ault, III, CEO, Director
May 18, 2009

By:	/s/Gary Gottlieb
Gary Gottlieb, CFO
May 18, 2009

By:	/s/Michael Edwards
Michael Edwards, Director
May 18, 2009

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

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
     Consolidated Statements of Operations

	Year ended December 31, 2008	Year ended December 31, 2007

REVENUES

Private placement fees	$-	$200,600
Commissions	698,269	671,892
Real estate consulting income	5,554	-
Interest income	17,473	25,105
Management fees	-	42,209
Total Revenues	721,296	939,806

OPERATING EXPENSES

General and administrative	2,098,755	1,086,283
Salaries and benefits	2,606,650	1,309,825
Professional fees	512,736	517,070
Rent	482,091	320,233
Depreciation and amortization	102,455	101,428
Realized losses, net	252,582	64,969
Unrealized losses (gains), net	320,445	(57,428)
Total Operating Expenses	6,375,714	3,342,380

Loss before Other Expenses	(5,654,418)	(2,402,574)

OTHER EXPENSES (INCOME):

Interest expense including amortization of deferred financing cost of $1,432,125 ($0 for 2007) and amortization of discount on debt of $1,988,309 ($0 for 2007)	4,213,568	375,850
Impairment losses	2,262,054	-
Other income, net	(54,524)	(37,389)
Total Other Expenses	6,421,098	338,461

Net Loss	$(12,075,516)	$(2,741,035)

Weighted average number of common shares outstanding	397,764,118	459,981,786
Net Loss per Share - Basic and Diluted	$(0.03)	$(0.005)

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

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Consolidated Statements of Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,075,516)	$(2,741,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	102,455	101,428
Bad Debts written off	941,593	-
Amortization of debt discount	1,988,309	-
Amortization of deferred financing cost	1,432,125	-
Impairment losses	2,262,054	-
Unrealized (Gains)/Losses	320,445	(57,428)
Stock based compensation expense	261,028	-
Changes in operating assets and liabilities:
Receivables from clearing broker	435,255	(205,087)
Loans and receivables	616,106	-
Prepaid expenses	62,500	(52,322)
Deposits on computer software and other assets	(510,294)	(207,785)
Accounts payables and accrued liabilities	2,307,335	24,027
Net cash used in operating activities	(1,856,605)	(3,138,202)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net liabilities in merger	(793,086)	-
Purchase of property and equipment	(26,150)	-
Payments towards acquisition of software -TOLTD	(50,000)	-
Sale of financial instruments, net	748,412	433,887
Net cash (used in) provided by investing activities	(120,824)	433,887
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,820,120	3,872,703
Repayment of notes payable	(25,000)	(895,406)
Liability to issue stock	-	(524,870)
Proceeds from sale of stock	170,000	265,000
Net cash provided by financing activities	1,965,120	2,717,427
Net change in cash	(12,309)	13,112
Cash, beginning of year	16,526	3,414
Cash, end of year	$4,217	$16,526
Supplemental disclosure of non-cash investing and financing activities:
Stock issued for conversion of debt	$1,452,509	$-
Stock issued for payment of accrued interest	$149,810	$-
Stock issued for asset acquisition	$1,158,073	$-
Shares issued for securities	$-	$817,370
Supplemental disclosure of cash flow information:
Cash interest paid	$121,605	$148,336

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

During the twelve months ended December 31, 2008, the Company sold 12,058,000 shares of these securities and recorded a realized loss of $47,492 on the transaction. During the twelve months ended December 31, 2008, the Company also recorded an unrealized loss of $320,445 to reduce the carrying values of these securities to their fair values.

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

9.             Property and Equipment, net

As of December 31, 2008 and 2007 property and equipment consist of the following:

	2008	2007	Estimated Useful Life

Furniture and Equipment	$537,666	$511,515	3-15
Leasehold Improvements	140,374	140,374	5
Less: Accumulated Depreciation	(303,975)	(201,519)
Less: Impairment Reserve	(80,286)	-
	$293,779	$450,370

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

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

18.             Subsequent events (continued)

On March 5, 2009, Health and Wellness Partners, Inc, a Nevada corporation
("H&W") and newly created wholly owned subsidiary of the Company entered into a distribution agreement (the "Distribution Agreement") with Liquid Management Partners, LLC, a New York limited liability company ("Liquid") to distribute Regular and Sugar Free Liquid Ice Energy Drink (the "Drink") within the State of California. The Distribution Agreement, among other things, provides H&W with the exclusive right to sell the Drink within the state of California, except over the Internet, but is subject to certain minimum purchases which must be met to sustain this right; otherwise Liquid retains the right to terminate for breach of these minimums. In addition, Liquid may terminate the Distribution Agreement for a number of other reasons including, but not limited to: (a) the liquidation or dissolution of the Company; (b) an assignment by the Company for the benefit of creditors; (c) the filing of a Bankruptcy petition; or (d) the appointment of a receiver for the property of the Company, the filing of which remains uncontested and un-discharged by the Company at the end of thirty days after such filing.

On March 23, 2009, Health and Wellness Partners, Inc, (“H&W”) and the Company entered into an independent contractor services agreement (the "Service Agreement") with RockHard Laboratories, LLC, a Georgia limited liability company ("RockHard") to sell and promote RockHard's products and become an authorized distributor of RockHard Laboratories, which is the maker of RockHard Weekend. The Service Agreement was amended and modified ("Modification Agreement") on March 27, 2009. The Service Agreement and Modification Agreement, among other things, provide that H&W, have the exclusive right to sell and promote RockHard's products in California,  have the distributor pricing provided for in Exhibit A of the Service Agreement and Modification Agreement initially have a one year arrangement with RockHard.  At the end of any term the Service Agreement shall automatically be extended for a one year period; provided that the term may be terminated earlier pursuant to the Service Agreement