Form 10-Q
period 2009-03-31
ZEALOUS, INC.
filed 2009-05-20
CIK 1085129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-26383

Zealous, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0325940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15641 Red Hill Avenue, Suite 200, Tustin, California	92780
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 949-885-7333
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 624,662,856 shares as of April 30, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Statements of Financial Condition as of March 31, 2009 (unaudited) and December 31, 2008 (audited)

F-2	Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited)

F-3	Condensed Consolidated Statement of Stockholders’ Deficiency for the three months ended March 31, 2009 (unaudited)

F-4	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)

F-5	Notes to Condensed Consolidated Financial Statements as of March 31, 2009 (unaudited)

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Condensed Consolidated Statements of Financial Condition

	March 31, 2009	December 31, 2008
Assets	(Unaudited)	(Audited)

Cash	$4,432	$4,217
Restricted cash	-	268,399
Receivables	700	-
Financial instruments:
Investment in equity securities of affiliated entity, net of valuation allowance of $318,452 and $320,445, respectively	8,672	6,679
Real estate note receivable, net	1	1
Property and equipment, net	272,374	293,779
Inventory – at cost	14,001	-
Deposit with clearing broker	49,345	104,730
Prepaid expenses	5,000	11,602
Deposits, net	25,002	25,002
Total Assets	$379,527	$714,409

Liabilities and Stockholders’ Deficiency
Liabilities:
Payable clearing broker	$9,008	$9,853
Accounts payable and accrued liabilities	2,572,471	2,479,820
Non-convertible notes payable	5,205,409	5,105,973
Convertible debt	547,500	3,661,991
Liability to issue stock	305,844	305,844
Total Liabilities	8,640,232	11,563,481

Stockholders’ Deficiency:
Preferred stock, par value $0.01, 10,000,000 shares authorized, 199,607 shares Series A Convertible preferred shares issued and outstanding on December 31, 2008	1,996	1,996
Common stock, par value $0.001, 1,500,000,000 shares authorized, 576,932,856 and 410,621,523 shares issued and outstanding on March 31, 2009 and December 31, 2008, respectively	576,933	410,622
Additional paid-in capital	9,597,951	6,554,490
Accumulated deficit	(18,437,585)	(17,816,180)
Total Stockholders’ Deficiency	(8,260,705)	(10,849,072)
Total Liabilities and Stockholders’ Deficiency	$379,527	$714,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
   Condensed Consolidated Statement of Operations

	Three months ended March 31, 2009	Three months ended March 31, 2008
	(unaudited)	(unaudited)
REVENUES

Sales of health and wellness products	$3,717	$-
Commissions – financial services	-	225,202
Consulting income – consumer mortgage negotiations	40,092	-
Interest income	-	2,062
Total Revenues	43,809	227,264

EXPENSES

Cost of sales - health and wellness products	1,758	-
General and administrative	138,399	408,438
Salaries and benefits	136,957	487,048
Professional fees	63,611	174,303
Rent	94,268	121,040
Depreciation and amortization	21,405	25,516
Realized losses, net	-	44,891
Unrealized losses (gains), net	(1,993)	274,426
Total Expenses	454,405	1,535,662

Loss before Other Expenses	(410,596)	(1,308,398)

OTHER EXPENSES (INCOME) :
Interest expense	213,749	641
Other income, net	(2,940)	(606)
Total Other Expenses	210,809	35

Net Loss	$(621,405)	$(1,308,433)

Weighted average number of common shares outstanding	466,058,635	459,981,786
Net Loss per Share - Basic and Diluted	$(0.001)	$(0.003)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Condensed Consolidated Statement of Stockholders’ Deficiency
For the three months ended March 31, 2009 (Unaudited)

	COMMON STOCK		PREFERRED STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID IN CAPITAL	ACCUMULATED (DEFICIT)	TOTAL

Balance, December 31, 2008	410,621,523	$410,622	199,607	$1,996	$6,554,490	$(17,816,180)	$(10,849,072)
Shares issued for repayment Of debt	155,724,550	155,725	-	-	2,958,766	-	3,114,491
Shares issued for payment of accrued interest	10,586,783	10,586	-	-	84,695	-	95,281
Net loss	-	-	-	-	-	(621,405)	(621,405)

Balance, March 31, 2009	576,932,856	$576,933	199,607	$1,996	$9,597,951	$(18,437,585)	$(8,260,705)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31, 2009	Three months ended March 31, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(621,405)	$(1,308,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	21,405	25,517
Unrealized (gains)/losses	(1,993)	274,426
Penalties accrued to note payable	84,777	-
Changes in operating assets and liabilities:	-	-
Deposits with clearing broker	55,385	396,597
Inventory	(14,001)	-
Receivables	(700)	-
Restricted cash	268,399	-
Prepaid expenses	6,602	(169,150)
Increase in bank overdraft	-	25,685
Accounts payables and accrued liabilities	187,087	162,868
Net cash used in operating activities	(14,444)	(592,490)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of financial instruments, net	-	361,704
Net cash provided by investing activities	-	361,704
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	14,659	245,150
Repayment of notes payable	-	(30,890)
Net cash provided by financing activities	14,659	214,260
Net change in cash	215	(16,526)
Cash, beginning of year	4,217	16,526
Cash, end of year	$4,432	$-
Supplemental disclosure of non-cash investing and financing activities:
Stock issued for conversion of debt	$3,114,491	$-
Stock issued for payment of accrued interest	$95,281	$-
Supplemental disclosure of cash flow information:
Cash interest paid	$-	$1,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements (unaudited)
March 31, 2009

1.             Incorporation, Nature and Continuance of Operations

Incorporation and Nature of Operations

Zealous, Inc., previously known as Adult Entertainment Capital, Inc. and Zealous Trading Group, Inc. (“the Company”) was originally incorporated under the laws of the state of Nevada on September 25, 1978. Through the years the Company has gone though various name changes as a result of its different business plans.

Zealous Holdings Inc., a subsidiary of the Company, is a holding company whose subsidiaries were engaged in various financial services businesses including investment banking, trading services, and asset management services. Zealous Holdings Inc. raised capital for small and microcap public companies and select private issuers and was also involved in the development of its Zealous Alternative Trading System (“ZATS”). During the fourth quarter of 2008 as the economic conditions and uncertain investment climate worsened, the Company was no longer able to obtain the necessary financing to continue to fund its financial services operations and maintain the capital requirement of Zealous Capital Markets, LLC, its broker-dealer subsidiary. These conditions caused the Company to shut down the operations of Zealous Capital Markets, LLC in January 2009. During the three months ended March 31, 2009, the Company established Health and Wellness Partners, Inc. which is engaged in distribution of health and wellness products which include Liquid Ice (an energy drink) and Rock Hard Weekend (a male arousement pill).  The Company also established Zealous Interactive, LLC which operates a multiple media related business, including a print publication and Internet URLs.

Going Concern

At March 31, 2009, the Company had not achieved profitable operations, had insufficient working capital to fund ongoing operations and expects to incur further losses. These circumstances raise a substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations.  Management believes that the Company may not be able to obtain additional funds from debt or equity financing due to current economic conditions.

After evaluating the current economic circumstances and investment climate, management believes that it is in the best interest of the Company to exit the financial services business. Management plans to generate revenue through sale of health and wellness products and a multiple media related business, including a print publication and Internet URLs.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements (unaudited)
March 31, 2009

1.             Incorporation, Nature and Continuance of Operations (continued)

Incorporation and Nature of Operations (continued)

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations.  Realization values may be substantially different from carrying values as shown. These interim condensed consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

2.             Significant accounting policies

Principles of Consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Zealous Holdings, Inc., Zealous Capital Markets, LLC, Zealous Asset Management, LLC, Zealous Real Estate Consulting, LLC, Zealous ATS, LLC, Health and Wellness Partners, Inc. and Zealous Interactive, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2008 audited annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2008 annual financial statements filed on Form 10-K with the Securities and Exchange Commission on May 18, 2009.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending on December 31, 2009. A precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements (unaudited)
March 31, 2009

2.             Significant accounting policies (continued)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statements of operations.  Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method and convertible debt using the if-converted method. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

Revenue recognition

The Company recognizes sales of health and wellness products as they are shipped. Shipping and delivery costs are included in cost of sales. Real estate consulting fees are recognized when earned. All commission expense if any associated with revenues are recorded in general and administrative expenses.

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

Income tax benefits should be recognized when, based on technical merits of a tax position, the company believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not that the tax position would be sustained as filed; and

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements (unaudited)
March 31, 2009

2.             Significant accounting policies (continued)

Income taxes (continued)

If the position is determined to be more likely than not of being sustained, the reporting company should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

The Company’s adoption of FIN 48 did not have any impact on its financial statements.

Inventories

Inventories consist primarily of cases of Liquid Ice energy drink and packets of Rock Hard Weekend pills. Inventories are valued at lower of cost or market, determined using the first-in first-out method.

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
Notes to Consolidated Financial Statements (unaudited)
March 31, 2009

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

3.             Stockholders’ Equity

Equity issuances

During the three months ended March 31, 2009, the Company issued 166,311,335 shares of its common stock for conversion of $3,114,491 of its convertible debt and $95,281 of accrued interest on convertible debt into equity.

4.             Deposit with Clearing Broker

The Company was as party to Clearing Agreements with Wedbush Morgan Securities, Inc. and Legent Securities on a fully disclosed basis to provide custodial and clearing services for the Company’s financial services business. These custodial and clearing services included custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreements were cancelled during the three months ended March 31, 2009. The Company has $49,345 and $104,730 of funds with these clearing brokers as of March 31, 2009 and December 31, 2008, respectively.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements (unaudited)
March 31, 2009

5.             Non-convertible notes payable

Non-convertible notes payable at March 31, 2009 and December 31, 2008 are comprised of the following:

	March 31, 2009	December 31, 2008
Short-Term Borrowings:
Notes Payable - Stockholders (1)	$2,140,816	$2,056,039
Notes Payable - Financial Institutions (2)	998,416	998,416
Notes Payable - Related Parties (3)	1,586,177	1,571,518
Total Short-Term Borrowings	4,725,409	4,625,973
Long-Term Borrowings:
Note Payable – Stockholders (1)	480,000	480,000
Total Long-Term Borrowings	480,000	480,000
Total Notes Payable	$5,205,409	$5,105,973

(1)  The Company has notes payable to stockholders that are unsecured, interest bearing, notes having interest rates ranging from 7% to 24%. All except for $749,000 of these notes payable are in default as of March 31, 2009.

(2)  The Company has notes payable to financial institutions consisting of two revolving lines of credit for $500,000 each, from Citibank and First Tennessee Bank.  The line of credit from Citibank was established by individuals affiliated to a stockholder and assigned to the Company on July 24, 2006.  The line of credit from First Tennessee Bank was established by the same individuals and later assigned to the Company on July 7, 2007.  The interest rates on the Citibank and First Tennessee lines of credit are at Prime Rate and Prime Rate plus 1%, respectively.  These notes are in default as of March 31, 2009.

(3)  The Company had notes payable to related parties that are interest bearing, demand notes having interest rates ranging from 5% to 12%. All notes payable to related parties are in default as of March 31, 2009. One of the notes payable to a related party grants the holder a senior security interest in all of the assets, proceeds of those assets and equity of the Company.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements (unaudited)
March 31, 2009

6.             Convertible Debt

The Company had various convertible notes payable amounting to $547,500. These convertible notes were issued in 2007 by the public shell into which the Company was merged during 2008. The notes whose face value aggregated $5,122,500 at issuance were to mature at various dates through October 2008, they had interest rates ranging from 5% to 15% and included an option to convert into common stock at a conversion price of $0.02 per share. During the three months ended March 31, 2009, the company issued 155,724,550 shares of its common stock for conversion of $3,114,491 of this convertible debt into equity. The remaining balance of $547,500 was therefore in default as a result of the Company’s inability to pay by March 31, 2009.

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

In connection with securing the financing pursuant to these notes, the Company paid $299,250 in cash and issued 24,275,000 warrants. These amounts were recorded as deferred financing costs and have been completely amortized over the terms of the notes.

The following table shows the amount of convertible notes payable and secured convertible debentures as on March 31, 2009:

Convertible notes payable	$442,500
Secured convertible debentures	105,000
Total as on March 31, 2009	$547,500

These convertible notes are in default as on March 31, 2009.

7.             Warrants

In March 2008, the Company had issued 2,125,000 warrants in connection with the sale of 4,250,000 shares of its common stock. These warrants have a life of 5 years from the date of issuance.

In connection with the notes issued in 2007 as discussed in Note 11 above, the Company issued warrants to purchase 125,390,749 shares of common stock at $0.02 to $0.05 per share over five years.  The Company also issued 24,275,000 warrants as financing costs related to these notes.

The following table summarizes information on stock warrants outstanding at March 31, 2009:

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements (unaudited)
March 31, 2009

7.             Warrants (continued)

Description	Number Outstanding at March 31, 2009	Expiration Dates	Exercise Price	Number Exercisable at March 31, 2009
Issued on 15% convertible notes	8,109,375	September through October 2012	$0.02	8,109,375
Additional warrants on 15% convertible notes – exercisable after 1 year	5,406,249	September through October 2012	0.03	5,406,249
Issued on 5% secured convertible debentures	106,875,000	October 2012	0.03	106,875,000
Issued on 12% convertible promissory note	5,000,000	October 2012	0.03	5,000,000
Issued upon sale of 4,250,000 Shares of common stock	2,125,000	March 2013	0.05	2,125,000
Issued on non convertible debt	13,325	September through November 2010	0.03 to 0.05	13,325

Issued to consultants	24,275,000	October 2012 through January 2013	$0.03	24,275,000

	151,803,949			151,803,949

8.             Stock Options

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

In 2008, in connection with the merger with the public shell, the public shell issued 1,600,000 stock options from its Stock Incentive Plan to holders of options of the Zealous Holdings, Inc.  2007 Plan at an exercise price of $1.00 and a term of 10 years.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements (unaudited)
March 31, 2009

8.             Stock Options (continued)

The Company uses the Fair Value Method in accordance with SFAS 123R for accounting of stock based compensation. The fair value of these stock options was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	4%
Dividend yield	0%
Weighted average expected volatility	123.41%
Weighted average expected option life	10 yrs

The following table shows the total number of options outstanding as on March 31, 2009:

Shares
Total options outstanding as on December 31, 2008	1,600,000
Add: Options issued in 2009	-
Total Options outstanding as on March 31, 2009	1,600,000
Total number of options exercisable as on March 31, 2008	817,500

Weighted Average exercise price of options outstanding as on March 31, 2009 is $1.00 per share.

9.            Commitments and Contingencies

Legal matters

The Company is subject to litigation from time to time in the normal course of business.

During the year ended December 31, 2008, the Company was served as a co-defendant with a complaint by a former director and stockholder. The complaint seeks damages in the amount of $600,000 plus interest and attorney fees. In July 2008, the Company entered a settlement agreement for $350,000. The Company has currently been served with a complaint as a co-defendant to enforce the settlement agreement and is pursuing settlement discussions.  The other co-defendants in this case have agreed to assume any and all damages arising from this settlement and therefore the company has not accrued this judgement as of March 31, 2009.

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

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements (unaudited)
March 31, 2009

9.            Commitments and Contingencies (continued)

Legal matters (continued)

The Company was served as a co-defendant with a verified complaint by a creditor for Unlawful Detainer.  The Company has filed an answer asserting affirmative defenses on December 8, 2009.  Plaintiff issued discovery requests to the Company on December 23, 2008.  Subsequent to further negotiations, the Plaintiff refunded a security deposit of $262,500 plus accrued interest to the Company in January, 2009. The Company is in the process of propounding and responding to discovery and is also engaged in settlement discussions.

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

Kent G. Wyatt, Sr., former CEO and Chairman of the board of the public shell (pre-merger) filed a Complaint against the Company on October 24, 2008 for alleged breach of promissory note, breach of consulting agreement, unpaid loans and NSF checks, declaratory relief, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, negligent misrepresentation, accounting, and conversion. On December 26, 2008 the Court entered Default Judgment against all Defendants for the principal plus interests totaling $270,259.15.  Defendants engaged in a settlement conference with Plaintiff on March 30, 2009 and are continuing to pursue settlement discussions.

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

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements (unaudited)
March 31, 2009

9.            Commitments and Contingencies (continued)

Legal matters (continued)

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

A former employee of the Company filed a claim for non-payment of wages against the Company with the Labor Commissioner, State of California alleging that the Company owes him $4,000 in wages. The Company terminated his at-will employment and believes that he is not owed any wages since he had been paid in full through his termination date. The Company is drafting responsive pleadings and will oppose the claim at any future hearings.

A former employee of the Company filed a claim for non-payment of wages against the Company with the Labor Commissioner, State of California alleging that the Company owes him $4,500 in wages. The Company terminated his at-will employment and believes that he is not owed any wages since he had been paid in full through his termination date. The Company is pursuing settlement discussions.  The Company is also drafting responsive pleadings and will oppose the claim at any future hearings.

10.             Related party transactions

The Company engages in various transactions and financing activities with related parties which include amongst others stockholders of the Company and other related businesses and acquaintances of stockholders, prior officers and the Company’s Chief Executive Officer.

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements (unaudited)
March 31, 2009

11.            Income Taxes

The components of the Company's consolidated income tax provision are as follows:

	Three Months Ended March 31,
	2009	2008

Current benefit	$179,560	$351,562
Deferred(expense) benefit	(678)	93,305
Subtotal	178,882	444,867
Less valuation allowances	-178,882	-444,867
Net income tax provision	$-	$-

The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:

	Three Months Ended March 31,
	2009	2008
Computed at US statutory rate	34.00%	34.00%
State Taxes, net of Federal	5.83%	5.83%
Stock based interest expense	5.21%	-
Valuation allowance	-45.04%	-39.83%
Total	-	-

At March 31, 2009, the Company's net deferred tax assets consisted of the following:

Net operating loss carryforwards	$6,231,560
Amortization of debt discount	676,025
Amortization of deferred financing cost	486,923
Unrealized gain/loss - invest in equity securities	62,221
Asset impairment losses	769,098
Allowance for uncollectible loans and receivables	192,835
Subtotal	8,418,662
Less valuation allowances	-8,418,662
Total	$-

Zealous, Inc. and Subsidiaries
(Formerly, Adult Entertainment Capital, Inc.)
Notes to Consolidated Financial Statements (unaudited)
March 31, 2009

11.            Income Taxes (continued)

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $8,418,662 as of March 31, 2009 is necessary to reduce the deferred  tax assets to the amount that will more likely than not be realized.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the three months ended March 31, 2009 and 2008. The tax years subject to examination by the taxing authorities are the years ended December 31, 2007, 2006 and 2005.

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

At March 31, 2009, the Company will have federal net operating loss carryforward of approximately $18.3 million. Current federal tax law limits the amount of loss available to offset future taxable income when a substantial change in ownership occurs. Therefore the amount available to offset future taxable income may be limited. The federal net operating losses expire by 2029.

12.             Subsequent events

On April 2, 2009, The Board of Directors of the Company agreed to cease the business activities of, close down and dissolve its wholly owned subsidiary Zealous Real Estate Consulting, LLC. (ZREC), effective March 31, 2009. ZREC was engaged in consumer mortgage negotiations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operation:

Results of Operations for the Three Months Ended March 31, 2009 and 2008

We generated $43,809 in operating revenues for the three months ended March 31, 2009 compared to $227,264 in operating revenues for the three months ended March 31, 2008. This is because of lesser brokerage commissions generated during the three months ended March 31, 2009 compared to three months ended March 31, 2008. During the three months ended March 31, 2009 and March 31, 2008, we incurred operating expenses of $454,405 and $1,535,662, respectively, a decrease of $1,083,015 because of decreased operating activities. We incurred $213,649 in interest expense during the three months ended March 31, 2009 compared to $641 in interest expense during the three months ended March 31, 2008 because of interest expense on the increased liabilities as on March 31, 2009. Interest expense of $213,649 included a non-cash component attributable to increase in principle amount of a note payable to a shareholder as penalty.  The net operating loss figures for the three months ended March 31, 2009 and 2008 were $621,405 and $1,308,433, respectively.

Liquidity and Capital Resources

We had available cash of $4,432 on March 31, 2009. We had a bank overdraft of $25,685 as on March 31, 2008.  We had $0 in restricted cash as on March 31, 2009 and $262,500 in restricted cash on March 31, 2008. Payable to clearing broker and managed funds were $9,008 on March 31, 2009 as compared to receivable from clearing broker and managed funds of $37,753 on March 31, 2008. Investments in affiliated entities on March 31, 2009 stood at $8,672 as compared to $402,643 on March 31, 2008. We had no trading instruments as on March 31, 2009 as compared to $45,391 as on March 31, 2008. The company is party to a Clearing Agreements with Wedbush Morgan Securities, Inc. and Legent Securities on a fully disclosed basis to provide custodial and clearing services for the Company. These custodial and clearing services include custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreements can be cancelled at any time for cause or upon 31 days written notice. The Company was required to maintain a minimum deposit of $100,000 with its clearing broker, which is included in deposit with clearing broker in the accompanying statement of financial condition. Deposit with clearing brokers as on March 31, 2009 was $49,345 as compared $130,785 as on March 31, 2008. Loans and receivables as on March 31, 2009 were $700 as compared to $1,118,495 as on March 31, 2008. Net investment in fixed assets as on March 31 2009 was $272,374 as compared to $424,853 as on March 31, 2008. Accounts payables and accrued liabilities as on March 31, 2009 were $2,572,471 as compared to $778,391 on March 31, 2008.

Non-convertible notes payable as on March 31, 2009 were $5,205,409. In 2008, we issued various convertible notes payable amounting to $5,122,500. These convertible notes mature at various times within one year from date of issuance, have an interest rate ranging from 5% to 15% and include an option to convert the notes to common stock at a conversion price of $0.02 per share. The balance on these convertible notes payable as on March 31, 2009 was $547,500. Notes payable were $7,111,892 as on March 31, 2008.

During the three months ended March 31, 2009, we issued 166,311,335 shares of our common stock to convert the principle balance of $3,114,491 of our convertible notes and related accrued interest of $95,281 into stock of the company. All notes, except for $749,000 non-convertible notes, are in default as on March 31, 2009. We are currently negotiating with various secured and unsecured creditors to settle the notes in default by refinancing and/or renegotiating the terms of repayment of such notes.

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

The following table shows the amount of convertible notes payable and secured convertible debentures as on March 31, 2009:

Convertible notes payable	$442,500
Secured convertible debentures	105,000
Total as on March 31, 2009	$547,500

Stock Options

The Company’s Board of Directors and stockholders adopted the 2008 Equity Incentive Plan, or the 2008 Plan, on October 19, 2008 which reserves a total of 4,000,000 shares of Common Stock for issuance under the 2008 Plan.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan.

During 2008, in connection with the Merger, the Company issued 1,600,000 stock options pursuant to its Stock Incentive Plan to holders of options from Zealous Holdings that were previously issued at an exercise price of $1.00 and a term of 10 years as follows:

Number of Options	Vesting Schedule	Grant Date
467,500	2 years from Grant Date	2/11/08
427,500	Vested	2/11/08
75,000	2 years from Grant Date	12/1/07
25,000	2 years from Grant Date	12/12/07
50,000	Vested	2/11/08
40,000	Vested	1/22/08
100,000	Vested	12/1/07
100,000	Vested	12/12/07
40,000	4 year from Grant Date	2/11/08
50,000	Vested	5/9/08
225,000	*See Below	2/11/08

*50,000 vests upon registration statement becoming effective; 50,000 vests upon one full year from September 3, 2008 of Company not receiving an “E”; and 125,000 upon Company being listed on a national stock exchange.

The Company uses the Fair Value Method in accordance with SFAS 123R for accounting of stock based compensation. The fair value of these stock options was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	4%
Dividend yield	0%
Weighted average expected volatility	123.41%
Weighted average expected option life	10 yrs

We do not foresee any forfeiture of options.

The following table shows the total number of options outstanding as on March 31, 2009:

Shares
Total options outstanding as on December 31, 2008	1,600,000
Add: Options issued in 2009	-
Total Options outstanding as on March 31, 2009	1,600,000
Total number of options exercisable as on March 31, 2009	817,500

Weighted Average exercise price of options outstanding as on March 31, 2009 is $1.00 per share.

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

In February 2008, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2008. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of SFAS No. 159.

In December 2008, the FASB issued Statement No. 141 (revised 2008) Business Combinations. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after November 15, 2008. We will adopt this statement on January 1, 2009.

In December 2008, the FASB issued Statement No. 160 Non controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. We will adopt this statement on January 1, 2009.

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

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S.generally accepted accounting principles (GAAP)

As of March 31, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were : (1) lack of a functioning audit committee and lack of majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, and, (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2009 and communicated to our management.

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

(b) CHANGES IN INTERNAL CONTROLS.

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

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

VIII.        In Re: Zealous Holdings, Inc.
Central District of California Bankruptcy Court, Case No. 09-11425-ES

On February 20, 2009, Zealous Holdings (“Holdings”), a wholly owned subsidiary of Zealous, Inc., filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California Santa Ana Division (the "Bankruptcy Court"), Case No. 09-11425 ES.  On May 1, 2009, the Bankruptcy Court, on its own initiative, filed a motion to convert the bankruptcy to a Chapter 7 bankruptcy.  Holdings was notified of this change on May 8, 2009 via PACER.

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

IX.           Kent G. Wyatt, Sr. v. Adult Entertainment Capital, Inc., et al.
Eighth Judicial District of Nevada Case No.: A574309

Kent G. Wyatt, Sr. (“Plaintiff”) filed a Complaint against Adult Entertainment Capital, Inc. and Zealous Trading Group, Inc. (“Defendants”) in the Eighth Judicial District of Nevada under case number A574309 on October 24, 2008.  Plaintiff’s complaint alleges breach of promissory note, breach of consulting agreement, unpaid loans and NSF checks, declaratory relief, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, negligent misrepresentation, accounting, and conversion.  Plaintiff then took a default judgment against both Defendants.  Plaintiff alleges that Defendants failed to repay Plaintiff in accordance with the promissory notes, failed to pay Plaintiff in accordance with the consulting agreement, failed to pay back loans, and failed to abide by their fiduciary duty to pay Plaintiff the money owed.  On December 26, 2008 the Court entered Default Judgment against all Defendants for the principal plus interests totalling $270,036.65, plus costs of $222.50 for a total of $270,259.15.  Defendants engaged in a settlement conference with Plaintiff on March 30, 2009 and are continuing to pursue settlement discussions.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

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

Each of the above transactions was exempt from registration requirements under Rule 506. For each such sale, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act. Each of such persons represented to us that they were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons had access to our Securities and Exchange Commission filings.

Item 3.     Defaults upon Senior Securities

The Company issued 166,311,335 shares of common stock to its former secured note holders as part of a forced conversion of their outstanding debt of $3,114,491 and interest accrued thereon of $95,281 under the terms of their agreement. Following a period of negotiation with these note holders in which no agreement was reached, the company issued the share certificates on February 26, 2009. The former secured note holders continue to dispute the proprietary of the conversion of their outstanding debt to equity and thus the matter remains open.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zealous, Inc.

Date:	May 20, 2009

By: /s/Milton C. Ault, III Milton C. Ault, III Title: Chief Executive Officer and Director

Date:	May 20, 2009

By: /s/Gary Gottlieb
Gary Gottlieb
Title: Chief Financial Officer