Form 10-Q
period 2009-06-30
ZEALOUS, INC.
filed 2009-09-17
CIK 1085129

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
			  Exchange Act of 1934
             For the quarterly period ended June 30, 2009

[ ] Transition Report pursuant to 13 or 15(d) of the Securities
			  Exchange Act of 1934

                   For the transition period                  to __________

                     Commission File Number:  000-26383



                                 ZEALOUS, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         NEVADA                       000-26383            88-0325940
         ------------------------------------------------------------
         (State or other Jurisdiction of(Commission File(IRS Employer
           Incorporation or organization)    Number)       I.D. No.)



              15641 Red Hill Avenue, Suite 200, Tustin, CA 98780
           --------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code (949) 885-7333


                                      N/A
         -------------------------------------------------------------
         (Former name or former address, if changed since last report)



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


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 631,032,856 shares as of August 31, 2009.


                                          TABLE OF CONTENTS

                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1: Financial Statements                                               3
Item 2: Management's Discussion and Analysis of
	Financial Condition and Results of Operations 			   4
Item 3: Quantitative and Qualitative Disclosures About Market Risk         12
Item 4T:Controls and Procedures                                            12

PART II - OTHER INFORMATION

Item 1: Legal Proceedings                                                  13
Item 1A:Risk Factors                                                       17
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds        17
Item 3: Defaults Upon Senior Securities                                    17
Item 4: Submission of Matters to a Vote of Security Holders                17
Item 5: Other Information                                                  18
Item 6: Exhibits                                                           18

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        ZEALOUS, INC. AND SUBSIDIARIES
                (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


								       Page
								      Number
								     --------
Condensed Consolidated Statements of Financial Condition
as of June 30, 2009 (unaudited) and December 31, 2008 (audited)		F-1

Condensed Consolidated Statements of Operations for the three
and six months ended June 30, 2009 and 2008 (unaudited)			F-2

Condensed Consolidated Statement of Stockholders' Deficit for
the six months ended June 30, 2009 (unaudited)				F-3

Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 2009 and 2008 (unaudited)				F-4

Notes to Condensed Consolidated Financial Statements as of
June 30, 2009 (unaudited)					     F-5-F-17

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                             ZEALOUS, INC. AND SUBSIDIARIES
                     (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
           	CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


							     June 30, 2009  December 31, 2008
							      (Unaudited)	(Audited)
							     ------------      ------------

Assets

Cash							     $	  	-      $      4,217
Restricted cash						  		-	    268,399
Receivables					      		    4,408		  -
Investment in equity securities
   of affiliated entity				     		    4,687	      6,680
Inventory - at cost				     		   12,556		  -
Deposit with clearing broker			     		   28,705	    104,730
Prepaid expenses				      		    5,000	     11,602
							     ------------      ------------
            Total current assets	             		   55,356	    395,628
							     ------------      ------------
Property and equipment, net			    		  250,969	    293,779
Deposits, net					     		   25,002	     25,002
							     ------------      ------------
Total assets						     $    331,327      $    714,409
							     ============      ============
Liabilities and Stockholders' Deficit

Liabilities:
Bank Overdraft						     $     29,346      $          -
Payable clearing broker	                              		    8,587	      9,853
Accounts payable and accrued liabilities	  		3,080,683	  2,479,820
Non-convertible notes payable - current		  		3,888,244	  3,627,557
Lines of credit					    		  998,416	    998,416
Convertible debt				    		  547,500	  3,661,991
Liability to issue stock			    		  305,844	    305,844
							     ------------      ------------
Total current liabilities	                  		8,858,620	 11,083,481
							     ------------      ------------
Non-convertible notes payable			    		  480,000	    480,000
							     ------------      ------------
Total liabilities	                 	 		9,338,620	 11,563,481
							     ------------      ------------
Stockholders' Deficit:
Preferred stock, par value $0.01,
   10,000,000 shares authorized,
   199,607 shares Series A Convertible
   preferred shares issued and
   outstanding on December 31, 2008                   		    1,996	      1,996
Common stock, par value $0.001,
   1,500,000,000 shares authorized,
   631,032,856 and 410,621,523 shares
   issued and outstanding on June 30, 2009
   and December 31, 2008, respectively		    		  631,033	    410,622
Additional paid-in capital			  	        9,595,950	  6,554,490
Accumulated deficit					      (19,236,272)      (17,816,180)
							     ------------      ------------
Total Stockholders' Deficit			 	       (9,007,293)      (10,849,,72)
							     ------------      ------------
          Total Liabilities and Stockholders' Deficit	     $    331,327      $    714,409
							     ============      ============



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.
                                      F-1




                        			 ZEALOUS, INC. AND SUBSIDIARIES
                			 (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
              				CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                THREE MONTHS
                                                   ENDED        THREE MONTHS ENDED     SIX MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30, 2009      JUNE 30, 2008          JUNE 30, 2009       JUNE 30, 2008
                                                (UNAUDITED)        (UNAUDITED)            (UNAUDITED)         (UNAUDITED)
					       -------------	  -------------		 -------------	     -------------
REVENUES

Sales of health and wellness products	       $      14,654	  $           -    	 $      18,371       $           -
Commissions - financial services			   -		132,286			     -		   357,488
Consulting income -
    consumer mortgage negotiations		       2,250		      -		        42,342			 -
Interest income						   -		 12,335			     -		    10,710
					       -------------	  -------------		 -------------	     -------------
        Total revenues				      16,904		144,621		        60,713		   368,198
					       -------------	  -------------		 -------------	     -------------
EXPENSES

Cost of sales -
    health and wellness products		       9,100		      -		        10,858			 -
General and administrative			      95,342		258,152		       234,831		   549,500
Salaries and benefits				     139,514		609,271		       276,432		 1,096,319
Professional fees				     100,858		120,841		       164,468	           294,471
Rent						     242,268		158,206		       335,486		   279,246
Depreciation and amortization			      21,405		 25,198			42,810		    50,714
   Realized losses, net	    				   -	       (292,287)	             -	             9,643
					       -------------	  -------------		 -------------	     -------------
Total expenses					     608,487		879,381		     1,064,885		 2,279,893
					       -------------	  -------------		 -------------	     -------------
       Loss before other expenses		    (591,583)	       (734,760)	    (1,004,172)		(1,911,695)
					       -------------	  -------------		 -------------	     -------------
OTHER EXPENSES (INCOME):
Interest expense				     203,229	      1,519,263		       416,979		 1,651,119
Unrealized losses (gains), net 				   -		      -			 1,993		       247
Other (income)/expense, net			       3,872		 (3,293)		(3,052)		    (3,899)
					       -------------	  -------------		 -------------	     -------------
     Total other expenses			     207,101	      1,515,970 	       413,927		 1,647,467
					       -------------	  -------------		 -------------	     -------------
     Net loss				       $    (798,684)	  $  (2,250,730)	 $  (1,420,092)	     $  (3,559,162)
					       -------------	  -------------		 -------------	     -------------
Weighted average number of
    common shares outstanding			 627,032,858	    328,283,012		   546,545,746	       328,283,012
Net loss per share -
    basic and diluted 	     		       $      (0.001)	  $      (0.007)	 $      (0.002)	     $      (0.011)




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.
                                      F-2

                        		      ZEALOUS, INC. AND SUBSIDIARIES
                 		       (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
           			CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
              			    FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)


			      COMMON STOCK		   PREFERRED STOCK

										ADDITIONAL
										PAID-IN		ACCUMULATED
			SHARES		AMOUNT		SHARES		AMOUNT	CAPITAL		(DEFICIT)	TOTAL
			-----------	--------	-------		------	----------	------------	------------

Balance,
December 31, 2008	410,621,523	$410,622	199,607		$1,996	$6,554,490	$(17,816,180)	$(10,849,072)

Shares issued for
 repayment of debt	167,724,550	 167,724	      -		     -	 2,956,766		   -       3,124,490

Shares issued for
 payment of
 accrued interest	 10,586,783	  10,587	      -		     -	    84,694		   -	      95,281

Shares issued in
 lieu of payroll	 42,100,000	  42,100	      -		     -		 -		   -	      42,100

Net loss			  -	       -	      -		     -		 -	  (1,420,092)	  (1,420,092)
			-----------	--------	-------		------	----------	------------	------------
Balance,
June 30, 2009
(unaudited)		631,032,856	$631,033	199,607		$1,996	$9,595,950	$(19,236,272)	$ (9,007,293)
			===========	========	=======		======	==========	============	============




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.
                                      F-3

                        	ZEALOUS, INC. AND SUBSIDIARIES
                 	 (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
                	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

							       Six months ended	       Six months ended
								June 30, 2009	        June 30, 2008
	           						 (unaudited)	         (unaudited)
								--------------		--------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss							$   (1,420,092)		$   (3,559,162)
Adjustments to reconcile net loss
    to net cash used in
  operating activities:
    Depreciation expense						42,810			50,714
    Amortization of debt discount					     -		       853,750
    Amortization of deferred financing cost				     -		       477,375
    Unrealized (gains)/losses						 1,992			   247
    Stock based compensation expense					     -		       222,860
    Payroll in stock							     -			     -
    Penalties accrued to note payable				       197,592			     -
Changes in operating assets and liabilities: 				     -			     -
    Deposits								76,025		      (459,900)
 Inventory							       (12,556)			     -
 Receivables								(4,408)		       826,466
 Restricted cash 						       268,399			     -
 Prepaid expenses 							 6,602		       (60,003)
 Increase in bank overdraft						29,346			66,086
 Accounts payables and accrued liabilities			       736,978		     1,177,757
								--------------		--------------
        Net cash used in operating activities			       (77,312)		      (403,810)
								--------------		--------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of net liabilities on merger				     -		      (793,086)
    Deposit on asset acquisition 					     -		       (50,000)
    Sale of financial instruments, net					     -		       607,953
								--------------		--------------
       Net cash (used in) provided by
	 investing activities						     -		       235,133
								--------------		--------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable						73,095		       452,417
 Sale of stock								     -		       170,000
								--------------		--------------
       Net cash provided by financing activities			73,095		       622,417
								--------------		--------------
Net change in cash	  						(4,217)		       (16,526)
Cash, beginning of year	                               			 4,217 	                16,526
								--------------		--------------
Cash, end of year						$            -		$            -
								==============		==============
Supplemental disclosure of non-cash
     investing and financing activities:
Stock issued for conversion of debt				$    3,124,490		$      235,000
								==============		==============
Stock issued for payment of accrued interest			$       95,281		$       16,624
								==============		==============
Stock issued in lieu of payroll					$       42,100		$            -
								==============		==============
Supplemental disclosure of cash flow information:
Cash interest paid                                       	$            -        	$        7,623
								==============		==============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.
                                      F-4

                        ZEALOUS, INC. AND SUBSIDIARIES
                 (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2009


1.     INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

       Incorporation and Nature of Operations

       Zealous, Inc., is a holding company previously known as Adult Entertainment Capital, Inc. and Zealous Trading Group, Inc. Zealous, Inc. ("the Company"), conducts business through its various subsidiaries and was originally incorporated under the laws of the state of Nevada on September 25, 1978. Through the years the Company has gone though various name changes as a result of its different business plans.

       Zealous Holdings Inc., a subsidiary of the Company, is a holding company whose subsidiaries were engaged in various financial services businesses including investment banking, trading services, and asset management services. Zealous Holdings Inc. raised capital for small and microcap public companies and select private issuers and was also involved in the development of its Zealous Alternative Trading System ("ZATS"). During the fourth quarter of 2008 as the economic conditions and uncertain investment climate worsened, the Company was no longer able to obtain the necessary financing to continue to fund its financial services operations and maintain the capital requirement of Zealous Capital Markets, LLC, its broker-dealer subsidiary. These conditions caused the Company to shut down the operations of Zealous Capital Markets, LLC in January 2009. On April 2, 2009, The Board of Directors of the Company agreed to cease the business activities of, close down and dissolve its wholly owned subsidiary Zealous Real Estate Consulting, LLC., a consumer mortgage negotiations company, effective June 30, 2009. During the six months ended June 30, 2009, the Company established Health and Wellness Partners, Inc. which is engaged in distribution of health and wellness products which include Liquid Ice (an energy drink) and Rock Hard Weekend (a male arousement pill). The Company also established Zealous Interactive, Inc. which operates a multiple media related business, including a print publication and Internet URLs.

       Going Concern

       At June 30, 2009, the Company had not achieved profitable operations, had insufficient working capital to fund ongoing operations and expects to incur further losses. These circumstances raise a substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. Management believes that the Company may not be able to obtain additional funds from debt or equity financing due to current economic conditions.

       After evaluating the current economic circumstances and investment climate, management believes that it is in the best interest of the Company to exit the financial services business. Management plans to generate revenue through sale of health and wellness products and a multiple media related business, including a print publication and Internet URLs.

                        ZEALOUS, INC. AND SUBSIDIARIES
                 (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2009


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

2.     SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

       These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Zealous Holdings, Inc., Zealous Capital Markets, LLC, Zealous Asset Management, LLC, Zealous Real Estate Consulting, LLC, Zealous ATS, LLC, Health and Wellness Partners, Inc. and Zealous Interactive, Inc. All intercompany balances and transactions have been eliminated in consolidation.

       Basis of Presentation

       While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company's December 31, 2008 audited annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2008 annual financial statements filed on Form 10-K with the Securities and Exchange Commission on May 18, 2009.

       Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending on December 31, 2009.

       Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. A precise determination of many assets and liabilities is dependent upon future events. Actual results may vary from these estimates.

                        ZEALOUS, INC. AND SUBSIDIARIES
                 (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2009



2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Cash and Cash equivalents

       Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

       Basic and Diluted Net Loss Per Share

       The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the statements of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method and convertible debt using the if-converted method. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

       Revenue recognition

       The Company recognizes sales of health and wellness products as they are shipped. Shipping and delivery costs are included in cost of sales. Real estate consulting fees are recognized when earned. All commission expense, if any, associated with revenues are recorded in general and administrative expenses.

        Income taxes

       The Company adopted the SFAS No. 109, "Accounting for Income Taxes". Pursuant to SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the respective tax bases. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the periods in which those differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Potential benefits of net operating losses have not been recognized in the financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

       On January 1, 2007, the Company adopted FIN 48, "Accounting for Uncertainties in Income Taxes". FIN 48 clarifies the requirements of SFAS No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two step approach to recognizing and measuring tax benefits when the benefits' realization is uncertain. The first step is to determine whether the benefit is to be recognized, the second step is to determine the amount to be recognized.

                        ZEALOUS, INC. AND SUBSIDIARIES
                 (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2009



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

       The Company's adoption of FIN 48 did not have any impact on its financial statements.

       Inventories

       Inventories consist primarily of cases of Liquid Ice energy drink and packets of Rock Hard Weekend pills. Inventories are valued at lower of cost or market, determined using the first-in first-out method.

       Recent Accounting Pronouncements

       The following Recent Accounting Pronouncements are disclosed as they may be applicable to the Company's operations and could have an impact on the Company's financial statements.

       In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for
       Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. There was no impact in the adoption of FSP APB 14-1 on our consolidated financial position and results of operations.

       In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC")

                        ZEALOUS, INC. AND SUBSIDIARIES
                 (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2009



2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Recent Accounting Pronouncements (continued)

       of  the  Public  Company  Accounting  Oversight Board's amendments to AU
       Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

       In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments ("FAS 107-1 and APB 28-1"), which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and APB opinion No. 28, "Interim Financial Reporting," to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010. The Company is assessing the effect, if any, that FSP FAS 107-1 and ABP 28-1 may have on its consolidated financial statements.

       In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

       In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our consolidated financial statements.

                        ZEALOUS, INC. AND SUBSIDIARIES
                 (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2009

 2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Recent Accounting Pronouncements (continued)

       In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets, an
       amendment  to  SFAS  No. 140,"  ("SFAS  166").  SFAS 166 eliminates  the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements

       In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the consolidated financial statements.

         In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("SFAS 168"). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

       Reclassifications

       Certain comparative figures have been reclassified to conform to the current period's presentation.

                        ZEALOUS, INC. AND SUBSIDIARIES
                 (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2009



3.     STOCKHOLDERS' DEFICIT

       Equity issuances

       During the six months ended June 30, 2009, the Company issued 166,311,335 shares of its common stock for conversion of $3,114,491 of its convertible debt and $95,281 of accrued interest on convertible debt into equity. The Company also issued 12,000,000 shares of its common stock to one of its shareholders for repayment of debt in the amount of $10,000. During the six months ended June 30, 2009, the Company issued 42,100,000 shares towards payroll payable valued at $42,100.

4.     DEPOSIT WITH CLEARING BROKER

       The Company was as party to Clearing Agreements with Wedbush Morgan Securities, Inc. and Legent Securities on a fully disclosed basis to provide custodial and clearing services for the Company's financial services business. These custodial and clearing services included custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreements were cancelled during the six months ended June 30, 2009. The Company had $28,705 and $104,730 of funds with these clearing brokers as of June 30, 2009 and December 31, 2008, respectively.

5.     NON-CONVERTIBLE NOTES PAYABLE

       Non-convertible notes payable at June 30, 2009 and December 31, 2008 are comprised of the following:

                                               	  June 30,       December 31,
                                                    2009             2008
						------------	--------------

Short-Term Borrowings:
  Notes Payable - Stockholders (1)        	$  2,302,067 	$    2,056,039
  Notes Payable - Related Parties (2)              1,586,177         1,571,518
						------------	--------------
               Total Short-Term Borrowings         3,888,244         3,627,557
						------------	--------------
Long-Term Borrowings:
  Note Payable - Stockholders (1)                    480,000           480,000
						------------	--------------
               Total Long-Term Borrowings            480,000           480,000
						------------	--------------
               Total Notes Payable         	$  4,368,244  	$    4,107,557
						------------	--------------

       (1) The Company has notes payable to stockholders that are unsecured, interest bearing, notes having interest rates ranging from 7% to 24%. All except for $480,000 of these notes payable are in default as of June 30, 2009. These notes mature at various times between June 2006 and December 2015.
       (2) The Company had notes payable to related parties that are interest bearing, demand notes having interest rates ranging from 5% to 12%. All notes payable to related parties are in default as of June 30, 2009. One of the notes payable to a related party grants the holder a senior security interest in all of the assets, proceeds of those assets and equity of the Company.

                        ZEALOUS, INC. AND SUBSIDIARIES
                 (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2009




6.     LINE OF CREDIT

       The Company has two revolving lines of credit for $500,000 each, from Citibank and First Tennessee Bank. The line of credit from Citibank was established by individuals affiliated to a stockholder and assigned to the Company on July 24, 2006. The line of credit from First Tennessee Bank was established by the same individuals and later assigned to the Company on July 7, 2007. The interest rates on the Citibank and First Tennessee lines of credit are at Prime Rate and Prime Rate plus 1%, respectively. The balances on the lines of credit were $998,416 and $998,416 as of June 30, 2009 and December 31, 2008, respectively. These lines are in default as of June 30, 2009.

7.     CONVERTIBLE DEBT

       The Company has various convertible notes payable amounting to $547,500. These convertible notes were issued in 2007 by the public shell into which the Company was merged during 2008. The notes whose face value aggregated $5,122,500 at issuance were to mature at various dates through October 2008, they had interest rates ranging from 5% to 15% and included an option to convert into common stock at a conversion price of $0.02 per share. During the six months ended June 30, 2009, the company issued 155,724,550 shares of its common stock for conversion of $3,114,491 of this convertible debt into equity. The remaining balance of $547,500 was therefore in default as a result of the Company's inability to pay by June 30, 2009.

         In connection with the issuance of convertible notes, the Company issued a total of 119,992,500 warrants convertible at $0.02, $0.03 and $0.05 per share with terms of three to five years. Additionally, the Company issued 5,406,249 warrants convertible at $0.03 per share within five years, exercisable one year from the issuance of the note as long as the holder did not demand payment or exercise the option under the note prior to the maturity date of the note.

       In connection with securing the original financing pursuant to these notes, the Company paid $299,250 in cash and issued 24,275,000 warrants. These amounts were recorded as deferred financing costs and have been completely amortized over the terms of the notes.

       The following table shows the amount of convertible notes payable and secured convertible debentures as on June 30, 2009:


		Convertible notes payable     	$ 442,500
		Secured convertible debentures    105,000
						---------
		Total as on June 30, 2009     	$ 547,500
						---------

       These convertible notes are in default as on June 30, 2009.

                        ZEALOUS, INC. AND SUBSIDIARIES
                 (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2009




8.     WARRANTS

       In March 2008, the Company had issued 2,125,000 warrants in connection with the sale of 4,250,000 shares of its common stock. These warrants have a life of 5 years from the date of issuance.

       In connection with the notes issued in 2007 as discussed in Note 6 above, the Company issued warrants to purchase 125,398,749 shares of common stock at $0.02 to $0.05 per share over five years. The Company also issued 24,275,000 warrants as financing costs related to these notes.

       The following table summarizes information on stock warrants outstanding at June 30, 2009:



Description             	Number Outstanding        Expiration Dates        Exercise          Number
                                    at June 30,                                     Price       Exercisable at
                                      2009                                                         June 30,
                                                                                                     2009
				------------------	  ----------------	  --------	--------------
Issued on 15% convertible                8,109,375    September through October   $   0.02           8,109,375
notes                                                           2012
Additional warrants on 15%               5,406,249    September through October       0.03           5,406,249
   convertible notes -                                          2012
   exercisable after 1 year
Issued on 5% secured                   106,875,000          October 2012              0.03         106,875,000
   convertible debentures
Issued on 12% convertible                5,000,000          October 2012              0.03           5,000,000
   promissory note
                                         2,125,000            March 2013              0.05           2,125,000
Issued upon sale of 4,250,000
   shares of common stock
Issued on non convertible                   13,325        September through           0.03 to           13,325
debt                                                        November 2010             0.05

Issued to consultants         		24,275,000       October 2012 through      $  0.03          24,275,000
                                               		     January 2013
				------------------						--------------
                             	       151,803,949                                       	   151,803,949

                        ZEALOUS, INC. AND SUBSIDIARIES
                 (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2009


9.     STOCK OPTIONS

       On October 19, 2007, the Board of Directors of Zealous Holdings adopted the 2007 Equity Incentive Plan (the "2007 Plan") which reserved a total of 4,000,000 shares of common stock for issuance. If an incentive award granted under the 2007 Plan expired, terminated, was unexercised or was forfeited, such award and related surrendered shares would become available for future awards under the 2007 Plan.

       In 2008, in connection with the merger with the public shell, the public shell issued 1,600,000 stock options from its Stock Incentive Plan to holders of options of the Zealous Holdings, Inc. 2007 Plan at an exercise price of $1.00 and a term of 10 years.

       The Company uses the Fair Value Method in accordance with SFAS 123R for accounting of stock based compensation. The fair value of these stock options was determined using the Company's historical stock prices and the Black-Scholes option-pricing model with the following assumptions:


		Risk free rate                            	4%
		Dividend yield                            	0%
		Weighted average expected volatility 	   123.41%
		Weighted average expected option life 	    10 yrs



       The following table shows the total number of options outstanding as on June 30, 2009:


                                                                 Shares
								---------

Total options outstanding as on December 31, 2008               1,600,000
Add: Options issued in 2009                                             -
								---------
Total Options outstanding as on June 30, 2009                   1,600,000
								=========
Total number of options exercisable as on June 30, 2008           817,500
								=========

       Weighted Average exercise price of options outstanding as on June 30, 2009 is $1.00 per share.

 10.   COMMITMENTS AND CONTINGENCIES

       Legal matters

       The Company is subject to litigation from time to time in the normal course of business.

       During the year ended December 31, 2008, the Company was served as a co-defendant with a complaint by a former director and stockholder. The complaint seeks damages in the amount of $600,000 plus interest and attorney fees. In July 2008, the Company entered a settlement agreement for $350,000. The Company has currently been served with a complaint as a co-defendant to enforce the settlement agreement and is pursuing settlement discussions. The other co-defendants in this case have agreed to assume any and all damages arising from this settlement and therefore the company has not accrued this judgement as of June 30, 2009.

                        ZEALOUS, INC. AND SUBSIDIARIES
                 (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2009


10.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

       Legal matters (continued)

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

       Professional Offshore Opportunities Fund Limited, a secured creditor, filed a complaint against the Company on July 23, 2008. Professional
       Offshore Opportunities Fund Limited's causes of action against the Company include negligent misrepresentation, breach of the duty of good faith and fair dealing, and breach of the debenture. On January 30, 2009, the New York Court entered Judgment against Defendant in favor of Plaintiff. On February 3, 2009, Plaintiff filed a Restraining Notice against the Company to prevent the sale of certain property. On February 23, 2009, Plaintiff filed with the Court a Notice of Entry of Default, dated January 16, 2009, against Defendants for the principal amount of $200,000, plus interest, costs and disbursements. The Company is pursuing settlement negotiations and drafting a Motion to Set Aside Default.

       Kent G. Wyatt, Sr., former CEO and Chairman of the board of the public shell (pre-merger) filed a Complaint against the Company on October 24, 2008 for alleged breach of promissory note, breach of consulting agreement, unpaid loans and NSF checks, declaratory relief, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, negligent misrepresentation, accounting, and conversion. On December 26, 2008, the Court entered Default Judgment against all Defendants for the principal plus interests totaling $270,259.15. Defendants engaged in a settlement conference with
       Plaintiff on March 30, 2009 and are continuing to pursue settlement discussions.

       On February 6, 2009, a shareholder filed a Complaint with the Company as co-defendant alleging negligent misrepresentation, breach of fiduciary duty, breach of 6 contracts, breach of implied covenant of good faith and fair dealing of six contracts and violations of Corporate Code {section}{section} 25400, 25401, 25500, 25501 25504, fraud, unjust enrichment on two contracts, equitable indemnity, constructive trust, and unfair business practices. The Company is engaged in settlement discussion, preparing responsive pleadings, and completing discovery responses.

                        ZEALOUS, INC. AND SUBSIDIARIES
                 (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2009




 10.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

       Legal matters (continued)

       The Company was served as a co-defendant with a verified complaint by a creditor on February 4, 2009. The Plaintiff alleges that Defendants failed to repay Plaintiff in accordance with an executed Promissory Note, and Defendants failed to pay a Guarantee as executed between Plaintiff and Defendants. Plaintiff is alleging damages in an amount of $500,000.00, pre and post-judgment interest and attorneys' fees and costs. Defendants are preparing responsive pleadings bringing affirmative defenses. In April 2009, Defendants also began settlement discussions with Plaintiffs.

       On November 7, 2007, the Company entered into a Letter of Agreement with The Investor Relations Group, Inc. ("IRG") in which IRG is to provide a comprehensive corporate communications program. The term of the agreement is one (1) year unless sooner terminated and the Company shall pay on a monthly basis $13,500. The Company was served as a defendant with a complaint by IRG. The complaint seeks damages in the amount of $40,000 plus interest and costs. On November 14, 2008, the New York Supreme Court entered default against Defendant for failure to answer the Complaint. The Company is evaluating the merits of the case and researching the advantages to filing a Motion to Set Aside Default. The Company is also discussing settlement possibilities with the Plaintiff.

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

11.    RELATED PARTY TRANSACTIONS

       The Company engages in various transactions and financing activities with related parties which include amongst others stockholders of the Company and other related businesses and acquaintances of stockholders, prior officers and the Company's Chief Executive Officer. (See note 5 Non-convertible notes payable)

                        ZEALOUS, INC. AND SUBSIDIARIES
                 (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2009



12.    INCOME TAXES

       Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, "Accounting for Income Taxes." The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company's evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the three months ended June 30, 2009 and 2008. The tax years subject to examination by the taxing authorities are the years ended December 31, 2008, 2007, 2006 and 2005.

       In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operation.

       At June 30, 2009, the Company will have federal net operating loss carryforward of approximately $19.3 million. Current federal tax law limits the amount of loss available to offset future taxable income when a substantial change in ownership occurs. Therefore the amount available to offset future taxable income may be limited. The federal net operating losses expire by 2029.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

RESULTS OF OPERATION:

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

We generated $16,904 in operating revenues for the three months ended June 30, 2009 compared to $144,621 in operating revenues for the three months ended June 30, 2008. This is because of lesser brokerage commissions generated during the three months ended June 30, 2009 compared to three months ended June 30, 2008. During the three months ended June 30, 2009 and June 30, 2008, we incurred operating expenses of $608,487 and $879,381, respectively, a decrease of $270,894 because of decreased operating activities. We incurred $203,229 in interest expense during the three months ended June 30, 2009 compared to $1,519,263 in interest expense during the three months ended June 30, 2008 because of interest expense on the reduced liabilities as on June 30, 2009. Interest expense of $203,229 included a non-cash component attributable to increase in principle amount of a note payable to a shareholder as penalty. The net operating loss figures for the three months ended June 30, 2009 and 2008 were $798,684 and $2,250,730, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

We generated $60,713 in operating revenues for the six months ended June 30, 2009 compared to $368,198 in operating revenues for the six months ended June 30, 2008. This is because of lesser brokerage commissions generated during the six months ended June 30, 2009 compared to six months ended June 30, 2008. During the six months ended June 30, 2009 and June 30, 2008, we incurred operating expenses of $1,064,885 and $2,279,893, respectively, a decrease of $1,215,008 because of decreased operating activities. We incurred $416,979 in interest expense during the six months ended June 30, 2009 compared to $1,651,119 in interest expense during the six months ended June 30, 2008 because of interest expense on the reduced liabilities as on June 30, 2009. Interest expense of $416,979 included a non-cash component attributable to increase in principle amount of a note payable to a shareholder as penalty. The net operating loss figures for the six months ended June 30, 2009 and 2008 were $1,420,092 and $3,559,162, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had a bank overdraft of $29,346 and a cash balance of $4,217 as on June 30, 2009 and December 31, 2008 respectively. We had $0 in restricted cash as on June 30, 2009 and $268,399 in restricted cash on December 31, 2008. Payable to clearing broker and managed funds were $8,587 on June 30, 2009 as compared to $9,853 on December 31, 2008. Investments in affiliated entities on June 30, 2009 stood at $4,687 as compared to $6,680 on December 31, 2008. The company is party to Clearing Agreements with Wedbush Morgan Securities, Inc. and Legent Securities on a fully disclosed basis to provide custodial and clearing services for the Company. These custodial and clearing services include custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreements can be cancelled at any time for cause or upon 31 days written notice. The Company was required to maintain a minimum deposit of $100,000 with its clearing broker, the remaining balance of which is included in deposit with clearing broker in the accompanying statement of financial condition. Deposit with clearing brokers as on June 30, 2009 was $28,705 as compared $104,730 as on December 31, 2008. Loans and receivables as on June 30, 2009 were $4,408 as compared to $0 as on December 31, 2008. Net investment in fixed assets as on June 30 2009 was $250,969 as compared to $293,779 as on December 31, 2008. Accounts payables and accrued liabilities as on June 30, 2009 were $3,080,683 as compared to $2,479,820 on December 31, 2008.

Non-convertible notes payable as on June 30, 2009 were $4,368,244 compared to $4,107,557 as on December 31, 2008. Lines of credit as on June 30, 2009 were $998,416 compared to $998,416 as on December 31, 2008. In 2008, we issued various convertible notes payable amounting to $5,122,500. These convertible notes mature at various times within one year from date of issuance, have an interest rate ranging from 5% to 15% and include an option to convert the notes to common stock at a conversion price of $0.02 per share. The balance on these convertible notes payable as on June 30, 2009 was $547,500. Convertible notes payable as on December 31, 2008 were $3,661,991.

During the six months ended June 30, 2009, we issued 166,311,335 shares of our common stock to convert the principle balance of $3,114,491 of our convertible notes and related accrued interest of $95,281 into stock of the company. All notes, except for $749,000 non-convertible notes, are in default as on June 30, 2009. We are currently negotiating with various secured and unsecured creditors to settle the notes in default by refinancing and/or renegotiating the terms of repayment of such notes.

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

The following table shows the amount of convertible notes payable and secured convertible debentures as on June 30, 2009:




Convertible notes payable     	$ 442,500
Secured convertible debentures    105,000
				---------
Total as on June 30, 2009    	$ 547,500
				=========


STOCK OPTIONS

The Company's Board of Directors and stockholders adopted the 2007 Equity Incentive Plan, or the 2007 Plan, on October 19, 2007 which reserves a total of 4,000,000 shares of Common Stock for issuance under the 2007 Plan. If an incentive award granted under the 2007 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2007 Plan.

During 2008, in connection with the Merger, the Company issued 1,600,000 stock options pursuant to its Stock Incentive Plan to holders of options from Zealous Holdings that were previously issued at an exercise price of $1.00 and a term of 10 years as follows:


Number of Options	Vesting Schedule       		Grant Date
-----------------	-----------------------		----------
          467,500	2 years from Grant Date   	02/11/08
          427,500	Vested                    	02/11/08
           75,000	2 years from Grant Date   	12/01/07
           25,000	2 years from Grant Date  	12/12/07
           50,000	Vested                    	02/11/08
           40,000	Vested                    	01/22/08
          100,000	Vested                    	12/01/07
          100,000	Vested                   	12/12/07
           40,000	4 year from Grant Date    	02/11/08
           50,000	Vested                     	05/09/08
          225,000	*See  Below               	02/11/08


*50,000 vests upon registration statement becoming effective; 50,000 vests upon one full year from September 3, 2008 of Company not receiving an "E"; and 125,000 upon Company being listed on a national stock exchange.

The Company uses the Fair Value Method in accordance with SFAS 123R for accounting of stock based compensation. The fair value of these stock options was determined using the Company's historical stock prices and the Black-Scholes option-pricing model with the following assumptions:


Risk free rate                       		4%
Dividend yield                      	 	0%
Weighted average expected volatility 	   123.41%
Weighted average expected option life	    10 yrs


       We do not foresee any forfeiture of options.

       The following table shows the total number of options outstanding as on June 30, 2009:


                                                           Shares

Total options outstanding as on December 31, 2008          1,600,000
Add: Options issued in 2009                                        -
							   =========
Total Options outstanding as on June 30, 2009              1,600,000
							   ---------

 Total number of options exercisable as on June 30, 2009     817,500
							   ---------

Weighted Average exercise price of options outstanding as on June 30, 2009 is $1.00 per share.

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

By adjusting our operations to the level of capitalization, we believe we have insufficient capital resources to meet projected cash flow deficits. If during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The following Recent Accounting Pronouncements are disclosed as they may be applicable to the Company's operations and could have an impact on the Company's financial statements.

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

In February 2008, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," ("SFAS No. 159"), which is effective for fiscal years beginning after November 15, 2008. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of SFAS No. 159.

In December 2008, the FASB issued Statement No. 141 (revised 2008) Business Combinations. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after November 15, 2008. We adopted this statement on January 1, 2009.

In December 2008, the FASB issued Statement No. 160 Non controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. We will adopt this statement on January 1, 2009.

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140," ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("SFAS 168"). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, there were no off balance sheet arrangements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.     CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, (i) are responsible for establishing and maintaining adequate internal control over financial reporting of the Company and (ii) have evaluated the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act as of the end of the period covered by this Quarterly Report ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as the Evaluation Date, our disclosure controls and procedures are not effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the 1934 Act, except as discussed below.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP)

As of June 30, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were : (1) lack of a functioning audit committee and lack of majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, and, (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2009 and communicated to our management.

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


(b) CHANGES IN INTERNAL CONTROLS.

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Detailed below are our ongoing legal proceedings.

I.    BODNAR CAPITAL MANAGEMENT, LLC V. AULT GLAZER CAPITAL PARTNERS,  LLC,  ET
      AL.
      United  States District Court, District of Connecticut Case No: 3:08CV199
      (JBA)

On February 6, 2008, Bodnar Capital Management, LLC ("Plaintiff") filed a Complaint against Ault Glazer Capital Partners, LLC, Zealous Asset Management, LLC, and Milton Ault, III ("Defendants") in the United States District Court, District of Connecticut under the case number 3:08CV199 (JBA). On June 27, 2008, all parties entered into a confidential settlement agreement. On August 7, 2008, the Court granted Plaintiff's motion to enforce the settlement agreement and entered judgment in Plaintiff's favor in the amount of $350,000, plus interest to run from June 27, 2008, against Ault Glazer Capital Partners LLC, Zealous Asset Management, LLC and Milton "Todd" Ault, III, jointly and severally. On September 23, 2008 the Court granted the motion for amendment of judgment include reasonable attorney fees of $6,160.00. Defendants are pursuing settlement discussions with Plaintiff. Plaintiffs are seeking to enforce the Judgment in California. On April 28, 2009, Defendant Milton Ault, III was deposed in a debtor's examination at the United States District Court, Central District in California.

II.   BODNAR CAPITAL MANAGEMENT, LLC V. MILTON AULT, III, ET AL.
      United   States   District  Court,  District  of  Connecticut  Case  No.:
      3:08CV1601 (AWT)

On October 20, 2008, Bodnar Capital Management, LLC ("Plaintiff") filed a Complaint against Milton Ault, III, William B. Horne, Lynne Silverstein, Melanie Glazer, Sothi Thillairajah, Scott Livingston, Zealous Holdings, Inc., Ault Glazer Bodnar Investment Management, LLC, Ault Glazer & Co., LLC, and Adult Entertainment Capital, Inc. ("Defendants") for fraud, breach of fiduciary duty, and breach of contract. Plaintiff alleges that Defendants violated the Company's Private Placement Memorandum, the Subscription Agreement, and other documents related to investing in the Company, and consequently, Plaintiff is seeking $1,523,103.60 in damages. Plaintiff filed this case under the United States District Court, District of Connecticut, under case number 3:08CV1601
(AWT). On February 23, 2009, Plaintiff filed a Motion for a Joint and Several Judgment against Milton Ault, III. Defendants are pursuing settlement discussions with Plaintiff.

III. MOTIVATED MINDS, LLC V. AULT GLAZER CAPITAL PARTNERS, LLC, ET AL. Superior Court of Arizona Case No.: CV2009-003478.

Motivated Minds, LLC ("Plaintiff") filed a Complaint against Ault Glazer Capital Partners, LLC and Ault Glazer Asset Management, LLC (collectively referred to as "Defendants"). On February 4, 2009, Plaintiff filed a Complaint against Defendants in the Superior Court of Arizona for Breach of Contract. The case number is CV2009-003478. Plaintiff alleges that Defendants failed to repay Plaintiff in accordance with an executed Promissory Note, and Defendants failed to pay a Guarantee as executed between Plaintiff and Defendants.
Plaintiff is alleging damages in an amount of $500,000.00, pre and post-judgment interest and attorneys' fees and costs. Defendants are preparing responsive pleadings bringing affirmative defenses. In April 2009, Defendants also began settlement discussions with Plaintiffs.

IV. INVESTOR RELATIONS GROUP, INC. V. ZEALOUS TRADING GROUP, INC. New York State Supreme Court Case No.: 602014108.

The Investor Relations Group, Inc. ("Plaintiff") filed a Complaint against Zealous Trading Group, Inc. ("Defendant") on July 2, 2008 in the Supreme Court of the State of New York, under case number 602014108. In their Complaint, Plaintiff alleges breach of contract, quantum meruit, and account stated. Plaintiff alleges that Defendants failed to pay Plaintiff for services performed in accordance with the investor relations services contract between Plaintiff and Defendants. Plaintiff is seeking compensatory damages in an amount of $41,457.14 and the accrued interest. On November 14, 2008, the New York Supreme Court entered default against Defendant in an amount of $41,457.14 for failure to answer the Complaint. Additionally, Defendant is pursuing settlement possibilities with Plaintiff.

V. CALIFORNIA STATE TEACHERS' RETIREMENT SYSTEM V. ZEALOUS TRADING GROUP, INC., ET AL.
      Los Angeles County Superior Court Case No.: SC100669

California State Teachers' Retirement System ("Plaintiff") filed a Verified Complaint against Zealous Trading Group, Inc., Initiative Legal Group, LLP, Younesi & Yoss, LLC and REM ("Defendants") for Unlawful Detainer. Plaintiff filed their Complaint on November 20, 2008 in the Superior Court of California in Los Angeles County under case number SC100669. Plaintiff alleges that Defendant permitted an improper sublease and although the improper subtenant has vacated, Plaintiff wants to complete the unlawful detainer. Plaintiff is seeking damages in an amount of $1,166.89 per day from November 18, 2008. Defendants filed an answer asserting affirmative defenses on December 8, 2008. Plaintiff issued discovery requests to Defendants on December 23, 2008. Defendants are in the process of propounding and responding to discovery.
Defendants are also engaged in settlement discussions with Plaintiff. Subsequent to further negotiations, the Plaintiff released the Company's security deposit of $262,500 and accrued interest on the deposit of $5,899 from escrow to the Company in January 2009. The Company has not received any correspondence regarding the matter since that time.

VI. SECTOR 33 CREATIVE V. ADULT ENTERTAINMENT CAPITAL, INC., ET AL. Burbank Small Claims Court Case No.: BUR 08S00608

Sector 33 Creative ("Plaintiff") filed a small claims case against Adult Entertainment Capital, Inc. dba Rock Candy Entertainment under case number BUR 08S00608 in California North Central District Court on October 6, 2008. Plaintiff alleges Defendant failed to pay Plaintiff for services rendered in the development of websites, and Plaintiff is seeking $5,000.00 in compensatory damages. Judgment was entered against Defendants on December 5, 2008. Defendants are pursuing settlement negotiations and drafting a Motion to Set Aside Default.

VII. PROFESSIONAL OFFSHORE OPPORTUNITIES FUND LIMITED V. ZEALOUS TRADING GROUP, INC.
      New York State Supreme Court Case No.: 650260

Professional Offshore Opportunities Fund Limited ("Plaintiff") filed a Complaint against Zealous Trading Group, Inc. ("Defendant") in the Supreme Court of the State of New York on July 23, 2008. The case number for this litigation is 650260. Plaintiff's causes of action against Defendant include negligent misrepresentation, breach of the duty of good faith and fair dealing, and breach of the debenture. Plaintiff alleges that Defendants misled Plaintiff as to the nature of their convertible debentures, Plaintiff incorrectly told Plaintiff that the shares were eligible for Rule 144 treatment, and Defendants failed to abide by the default provision of the debenture.  Plaintiff is seeking $53,171.60  plus  pre-judgment  interests  for
Defendants'   trading   breach  and  $206,972.22  plus  default  interests  for
Defendants' breach of the executed debenture. On January 30, 2009, the New York Court entered Judgment against Defendant in favor of Plaintiff. On February 3, 2009, Plaintiff filed a Restraining Notice against Plaintiff to prevent the sale of certain property. On February 23, 2009, Plaintiff filed with the Court a Notice of Entry of Default, dated January 16, 2009, against Defendants for the principal amount of $200,000.00, plus interest at the rate of five (5) percent from October 17, 2007 to June 24, 2008, plus interest at a rate of 18 percent from June 24, 2008 to the date of entry of judgment (January 16, 2009), plus the amount of $53,171.60, with interest at the statutory rate from July 23, 2008 to the date of the entry of judgment (January 16, 2009), costs and disbursements.

VIII. IN RE: ZEALOUS HOLDINGS, INC.
      Central District of California Bankruptcy Court, Case No. 09-11425-ES

On February 20, 2009, Zealous Holdings ("Holdings"), a wholly owned subsidiary of Zealous, Inc., filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California Santa Ana Division (the "Bankruptcy Court"), Case No. 09-11425 ES. On May 1, 2009, the Bankruptcy Court, on its own initiative, filed a motion to convert the bankruptcy to a Chapter 7 bankruptcy. Holdings was notified of this change on May 8, 2009 via PACER.

Holdings believes that it is now in a position to start settling and paying its debts. Therefore Holdings would like to dismiss the bankruptcy action. Pursuant to this desire, Holdings filed an Emergency Hearing to Dismiss the Bankruptcy on May 11, 2009. That request was denied. Therefore, on May 12, 2009, Holdings filed a motion requesting that the Bankruptcy Court schedule a Hearing on the Motion to Dismiss the Voluntary Bankruptcy Petition for June 11, 2009. A judgement on the company's Voluntary Bankruptcy petition is yet to be reached and the company is seeking dismissal of its Voluntary Bankruptcy petition.

IX. KENT G. WYATT, SR. V. ADULT ENTERTAINMENT CAPITAL, INC., ET AL. Eighth Judicial District of Nevada Case No.: A574309

Kent G. Wyatt, Sr. ("Plaintiff") filed a Complaint against Adult Entertainment Capital, Inc. and Zealous Trading Group, Inc. ("Defendants") in the Eighth Judicial District of Nevada under case number A574309 on October 24, 2008. Plaintiff's complaint alleges breach of promissory note, breach of consulting agreement, unpaid loans and NSF checks, declaratory relief, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, negligent misrepresentation, accounting, and conversion. Plaintiff then took a default judgment against both Defendants. Plaintiff alleges that Defendants failed to repay Plaintiff in accordance with the promissory notes, failed to pay Plaintiff in accordance with the consulting agreement, failed to pay back loans, and failed to abide by their fiduciary duty to pay Plaintiff the money owed. On December 26, 2008, the Court entered Default Judgment against all Defendants for the principal plus interests totalling $270,036.65, plus costs of $222.50 for a total of $270,259.15. Defendants engaged in a settlement conference with Plaintiff on March 30, 2009 and are continuing to pursue settlement discussions.


X.    LOUIS GLAZER, ET AL. V. MILTON AULT III, ET AL.
      Los Angeles County Superior Court Case No.: BC 407274

On February 6, 2009, Louis Glazer and Melanie Glazer, Plaintiffs, filed a Complaint in Los Angeles County Superior Court against Milton Charles Ault, III, Kristine Larsen Ault, Adult Glazer & Co., Zealous Holdings, Inc., Zealous, Inc., Zealous Asset Management LLC, and Zealous Capital Markets LLC. The case number is Los Angeles County Superior Court case number BC 407274. Plaintiffs' complaint alleges negligent misrepresentation, breach of fiduciary duty, breach of 6 contracts, breach of implied covenant of good faith and fair dealing of 6 contracts, violations of Corp Code {section}{section} 25400, 25401, 25500, 25501 25504, fraud, unjust enrichment on 2 contracts, equitable indemnity, constructive trust, and unfair business practices. Plaintiffs allege that Defendants, individually and/or separately, fraudulently induced Plaintiffs to invest in the Defendant companies, failed to repay in accordance with promissory notes, failed to pay management fees and violated Corporations Codes in certain mergers. Plaintiffs are seeking damages according to proof at trial and equitable relief that the Court deems just and proper. Defendants are engaged in settlement discussion with Plaintiffs, preparing responsive pleadings, and completing discovery responses. Defendants have responded to Plaintiffs' Requests for Admissions and are in the process of completing additional discovery.

CALIFORNIA LABOR COMMISSIONER CASES:

I.    HEE KWON V. ADULT ENTERTAINMENT CAPITAL/ZEALOUS INC.
      Labor Commissioner Case No.: 18-75589 KV

Hee Kwon, Plaintiff, filed a claim for non-payment of wages against Adult Entertainment Capital, Inc. with the Labor Commissioner, State of California. The case number is 18-75589 KV. Plaintiff alleges that defendants owe him $4,000.00 in wages. Defendants terminated Plaintiff's at-will employment and allege that they do not owe him any wages because they have paid him in full through his termination date.

II.   LEONARD KIM V. ADULT ENTERTAINMENT CAPITAL/ZEALOUS INC
      Labor Commissioner Case No.: 18-75590 KV

Leonard Kim, Plaintiff, filed a claim for non-payment of wages against Adult Entertainment Capital, Inc. with the Labor Commissioner, State of California. The case number is 18-75590 KV. Plaintiff alleges that defendants owe him $4,500.00 in wages. Defendants terminated Plaintiff's at-will employment and allege that they do not owe him any wages because they have paid him in full through his termination date.

ITEM 1A:  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 15, 2008, the Company issued 166,311,335 shares of common stock to its former secured note holders as part of a forced conversion of their outstanding debt under the terms of their agreement. Following a period of negotiation with these note holders in which no agreement was reached, the company issued the share certificates on February 26, 2009. The former secured note holders continue to dispute the propriety of the conversion of their outstanding debt to equity and thus the matter remains open.

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


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The Company issued 166,311,335 shares of common stock to its former secured note holders as part of a forced conversion of their outstanding debt of $3,114,491 and interest accrued thereon of $95,281 under the terms of their agreement. Following a period of negotiation with these note holders in which no agreement was reached, the company issued the share certificates on February 26, 2009. The former secured note holders continue to dispute the propriety of the conversion of their outstanding debt to equity and thus the matter remains open.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.      EXHIBITS

EXHIBIT		DESCRIPTION OF EXHIBIT
NUMBER

31.1   		Certification of Chief Executive Officer pursuant to 18 U.S.C.
		Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  		Certification of Chief Financial Officer pursuant to 18 U.S.C.
		Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   		Certification of Chief Executive Officer and  Chief  Financial
		Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                  SIGNATURES

    In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     ZEALOUS, INC.


Date:  September  17, 2009

     By:    /s/Milton C. Ault, III
	    ----------------------
	    Milton C. Ault, III
     Title: CHIEF EXECUTIVE OFFICER AND DIRECTOR



Date:  September 17, 2009

     By:    /s/Gary Gottlieb
	    -----------------
            Gary Gottlieb
     Title: CHIEF FINANCIAL OFFICER