Form 10-Q
period 2009-09-30
ZEALOUS, INC.
filed 2009-11-23
CIK 1085129

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities

                             Exchange Act of 1934

              For the quarterly period ended September 30, 2009

       [ ] Transition Report pursuant to 13 or 15(d) of the Securities

                             Exchange Act of 1934

                   For the transition period to __________


                      Commission File Number: 000-26383


                                ZEALOUS, INC.
	    ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



               NEVADA               000-26383             88-0325940
         ------------------------------------------------------------
         (State or other	(Commission File	(IRS Employer
	   Jurisdiction		     Number)		  I.D. No.)
	 of Incorporation
         or organization)


                         9550 Warner Avenue, Suite 250
                           Fountain Valley, CA 92705
                 ---------------------------------------------

             (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code (949) 471-0123

                       15641 Red Hill Avenue, Suite 200
                               Tustin, CA 92780
             ----------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 632,662,856 shares as of November 21, 2009.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        Page
Item 1:   Financial Statements                                        F1 - F4
Item 2:   Management's Discussion and Analysis of                     F18
          Financial Condition and Results of Operations
Item 3:   Quantitative and Qualitative Disclosures                    F24
          About Market Risk
Item 4T:  Controls and Procedures                                     F24


PART II - OTHER INFORMATION
Item 1:   Legal Proceedings                                           F25
Item 1A:  Risk Factors                                                F31
Item 2:   Unregistered Sales of Equity Securities                     F31
          and Use of Proceeds
Item 3:   Defaults Upon Senior Securities                             F32
Item 4:   Submission of Matters to a Vote of Security Holders         F32
Item 5:   Other Information                                           F32
Item 6:   Exhibits                                                    F32

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                        ZEALOUS, INC. AND SUBSIDIARIES

                (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)


             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 				      Page

Condensed  Consolidated  Statements  of  Financial  Condition         F-1
as of September 30, 2009 (unaudited) and  December  31,  2008
(audited)

Condensed Consolidated Statements of Operations for the three         F-2
and nine months ended September 30, 2009 and 2008 (unaudited)

Condensed Consolidated Statement of Stockholders' Deficit for
the nine months ended September 30, 2009 (unaudited)		      F-3

Condensed Consolidated Statements of Cash Flows for the  nine         F-4
months ended September 30, 2009 and 2008 (unaudited)

Notes to Condensed Consolidated Financial  Statements  as  of
September 30, 2009 (unaudited)					      F-5

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                        ZEALOUS, INC. AND SUBSIDIARIES
                (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                	September 30,      December 31,
                                                    	    2009              2008
                                                 	 (Unaudited)        (Audited)
                                                 	 ----------        ----------
Assets

Cash                                           		 $        -        $    4,217
Restricted cash                                          	  -           268,399
Receivables                                          	      4,408                 -
Investment in equity securities
   of affiliated entity                              	      4,667             6,680
Inventory - at cost                                	     12,475                 -
Deposit with clearing broker                        	     25,953           104,730
Prepaid expenses                                    	     26,968            11,602
                                              		 ----------        ----------
      Total current assets                          	     74,471           395,628
                                               		 ----------        ----------
Property and equipment, net                        	    229,525           293,779
Deposits, net                                       	     25,002            25,002
                                               		 ----------        ----------
Total assets                                   		 $  328,998        $  714,409
                                               		 ==========        ==========
Liabilities and Stockholders' Deficit

Liabilities:
Bank overdraft                                 		 $   24,668        $        -
Payable clearing broker                              	      8,637             9,853
Accounts payable and accrued liabilities        	  3,424,123         2,479,820
Non-convertible notes payable - current         	  4,061,156         3,627,557
Lines of credit                                    	    998,416           998,416
Convertible debt                                   	    547,500         3,661,991
Liability to issue stock                           	    305,844           305,844
                                               		 ----------        ----------
Total current liabilities                        	  9,370,344        11,083,481
                                               		 ----------        ----------
Non-convertible notes payable                      	    480,000           480,000
                                               		 ----------        ----------
Total liabilities                                	  9,850,344        11,563,481
                                               		 ----------        ----------

Stockholders' Deficit:
Preferred stock, par value $0.01,
   10,000,000 shares authorized,
   199,607 shares Series A Convertible
   preferred shares issued and
   outstanding on September 30, 2009 and
   December 31, 2008                                 	      1,996             1,996
Common stock, par value $0.001,
   1,500,000,000 shares authorized,
   631,032,856 and 410,621,523 shares
   issued and outstanding on
   September 30, 2009 and December 31, 2008,
   Respectively                                    	    631,033           410,622
Additional paid-in capital                       	  9,595,950         6,554,490
Accumulated deficit                           		(19,750,325)      (17,816,180)
                                             	        -----------       -----------
Total stockholders' deficit                   	         (9,521,346)      (10,849,072)
                                             	        -----------       -----------
Total liabilities and
stockholders' deficit                        		$   328,998       $   714,409
                                             		============      ===========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED


                            FINANCIAL STATEMENTS.

                                     F-1




                       			 ZEALOUS, INC. AND SUBSIDIARIES
               			 (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
               			CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                               		THREE MONTHS 	THREE MONTHS	NINE MONTHS	NINE MONTHS
                                               		ENDED		ENDED      	ENDED		ENDED
                                              		SEPTEMBER 30,   SEPTEMBER 30,	SEPTEMBER 30,   SEPTEMBER 30,
                                               		2009		2008		2009		2008
							(UNAUDITED)     (UNAUDITED)	(UNAUDITED)	(UNAUDITED)
							------------	------------	------------	------------
REVENUES

    Sales of health and wellness products		$      3,128   	$          -    $     63,841    $          -
    Commissions - financial services				   -	     325,445		   -	     682,933
    Interest income						   -		 576		   -	      11,286
							------------	------------	------------	------------
        Total revenues					       3,128	     326,021	      63,841	     694,219
							------------	------------	------------	------------
EXPENSES

Cost of sales - health and wellness products			 730		   -	      11,588		   -
General and administrative				      72,560	     321,563	     307,899	     979,977
Salaries and benefits					     145,549	     326,235	     421,981	   1,422,554
Professional fees					      37,612	     102,212	     202,080	     298,102
Rent							      25,334	      82,328	     360,820	     361,574
Depreciation and amortization				      21,445	      25,198	      64,255	      75,912
   Realized losses, net	    					   -	     352,709	           -	     379,738
							------------	------------	------------	------------
Total expenses						     303,230	   1,210,245	   1,368,623	   3,517,857
							------------	------------	------------	------------
       Net loss from operations				    (300,102)	    (884,224)	  (1,304,782)	  (2,823,638)
							------------	------------	------------	------------
OTHER EXPENSES (INCOME):
   Interest expense					     257,449	   2,022,559	     674,428	   3,671,148
   Realized losses (gains), net 			     (50,603)		   -	     (50,603)		   -
   Other (income)/expense, net				       6,597	      43,277	       5,538	      14,434
							------------	------------	------------	------------
     Total other expenses				     213,443	   2,065,836	     629,363	   3,685,582
							------------	------------	------------	------------
     Net loss						$   (513,545)	$ (2,950,060)	$ (1,934,145)	$ (6,509,220)
							------------	------------	------------	------------
Weighted average number of common
	shares outstanding				 631,032,856	 348,270,561	 574,708,117	 393,478,317
Net loss per share - basic	     			$     (0.001)	$     (0.008)	$     (0.003)	$     (0.016)







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
F-2



							ZEALOUS, INC. AND SUBSIDIARIES
						(FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
					  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
					   FOR THE NINE MONTHS ENDED SEPTMBER 30, 2009 (UNAUDITED)


												ADDITIONAL
				     COMMON STOCK		    PREFERRED STOCK		PAID IN		ACCUMULATED
				SHARES		AMOUNT		SHARES		AMOUNT		CAPITAL		(DEFICIT)	TOTAL
				-----------	--------	-------		------		-----------	------------	------------

Balance, December 31, 2008	410,621,523	$410,622	199,607		$1,996		$ 6,554,490	$(17,816,180)	$(10,849,072)
Shares issued for repayment
  of debt	   		167,724,550	 167,724	      -		     -		  2,956,766		   -       3,124,490
Shares issued for payment of
  accrued interest		 10,586,783	  10,587	      -		     -		     84,694		   -	      95,281
Shares issued in lieu of
  payroll			 42,100,000	  42,100	      -		     -			  -		   -	      42,100
Net loss				  -	       -	      -		     -			  -	  (1,934,145)	  (1,934,145)
				-----------	--------	-------		------		-----------	------------	------------
Balance, September 30, 2009
(unaudited)			631,032,856	$631,033	199,607		$1,996		$ 9,595,950	$(19,750,325)	$ (9,521,346)
				===========	========	=======		======		===========	============	============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
F-3






                        ZEALOUS, INC. AND SUBSIDIARIES
                (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTMBER 30, 2009 (UNAUDITED)



							Nine months ended	Nine months ended
							September 30, 2009	September 30, 2008
	           					(unaudited)	        (unaudited)
							------------------	------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss						$	(1,934,145)	$	(6,509,220)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense						    64,254		    75,912
Investment write down  									    41,878
Amortization of debt discount						 -		 1,988,309
Amortization of deferred financing cost					 -		 1,193,438
Unrealized (gains)/losses					     2,013		   290,369
Stock based compensation expense					 -		   224,860
Penalties accrued to note payable				   346,885			 -
Changes in operating assets and liabilities:
Deposits							    78,777		  (529,449)
Inventory							   (12,475)			 -
Receivables							    (4,408)		   595,235
Restricted cash 						   268,399			 -
Prepaid expenses 						   (15,366)		  (119,876)
Increase in bank overdraft					    24,668		    46,536
Accounts payables and accrued liabilities			 1,080,468		 1,463,723
							------------------	------------------
Net cash used in operating activities				  (100,930)		(1,238,285)
							------------------	------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net liabilities on merger				 -		  (793,086)
Purchase of property and equipment 							   (17,242)
Deposit on asset acquisition 						 -		   (50,000)
Sale of financial instruments, net					 -		   522,937
							------------------	------------------
Net cash used in provided by investing activities			 -		  (337,391)
							------------------	------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable					    96,713		 1,389,150
Sale of stock								 -		   170,000
							------------------	------------------
Net cash provided by financing activities			    96,713		 1,559,150
							------------------	------------------
Net change in cash						    (4,217)	 	   (16,526)
Cash, beginning of year						     4,217		    16,526
							------------------	------------------
Cash, end of year					$                -	$                -
							==================	==================
Supplemental disclosure of non-cash investing
	and financing activities:
Stock issued for conversion of debt			$        3,124,490	$        1,285,918
							==================	==================
Stock issued for payment of accrued interest		$           95,281	$          129,887
							==================	==================
Stock issued in lieu of payroll				$           42,100	$                -
							==================	==================
Supplemental disclosure of cash flow information:
Cash interest paid                                      $                -      $           15,963
							==================	==================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
F-4



                        ZEALOUS, INC. AND SUBSIDIARIES
                (FORMERLY, ADULT ENTERTAINMENT CAPITAL, INC.)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 2009


NOTE 1. INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS


                    INCORPORATION AND NATURE OF OPERATIONS


Zealous, Inc., is a holding company previously known as Adult Entertainment Capital, Inc. and Zealous Trading Group, Inc. Zealous, Inc. ("the Company"), conducts business through its various subsidiaries and was originally incorporated under the laws of the state of Nevada on September 25, 1978. Through the years the Company has gone through various name changes as a result of its different business plans.


Zealous Holdings Inc., a subsidiary of the Company, is a holding company whose subsidiaries were engaged in various financial services businesses including investment banking, trading services, and asset management services. Zealous Holdings Inc. raised capital for small and microcap public companies and select private issuers and was also involved in the development of its Zealous Alternative Trading System ("ZATS"). During the fourth quarter of 2008 as the economic conditions and uncertain investment climate worsened, the Company was no longer able to obtain the necessary financing to continue to fund its financial services operations and maintain the capital requirement of Zealous Capital Markets, LLC, its broker-dealer subsidiary. These conditions caused the Company to shut down the operations of Zealous Capital Markets, LLC in January 2009. On April 2, 2009, the Board of Directors of the Company agreed to cease the business activities of, close down and dissolve its wholly owned subsidiary Zealous Real Estate Consulting, LLC., a consumer mortgage negotiations company, effective May 31, 2009. During the nine months ended September 30, 2009, the Company established Health and Wellness Partners, Inc. which is engaged in distribution of all natural herbal products that improve the body, mind and spirit of consumers. These health and wellness products which include Liquid Ice (an energy drink) and Rock Hard Weekend (a male performance pill) and Surge, a line of sexual performance supplements for both men and women. The Company also established Zealous Interactive, Inc. which operates a multiple media related business, including a print publication and Internet URLs.


                                GOING CONCERN


At September 30, 2009, the Company had not achieved profitable operations, had insufficient working capital to fund ongoing operations and expects to incur further losses. These circumstances raise a substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. Management believes that the Company may not be able to obtain additional funds from debt or equity financing due to current economic conditions.


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


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES


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


Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending on December 31, 2009.


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


In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011. The adoption of  ASC  Update  2009-13  will  not  have  a  material  impact on the Company's
financial   position   or  results  of  operations  for  future  collaborations
arrangements.


In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.


In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140," ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.


In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.


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


In August 2009, the FASB updated the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions. However, identical liabilities traded in the active market should be used when available. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. We will adopt the provisions of this update for fair value measurements of liabilities effective October 1, 2009, which we do not expect to have a material impact on consolidated financial statements.


                              RECLASSIFICATIONS


Certain comparative figures have been reclassified to conform to the current period's presentation.


NOTE 3. STOCKHOLDERS' DEFICIT


Equity issuances


During the nine months ended September 30, 2009, the Company issued 166,311,335 shares of its common stock for conversion of $3,114,491 of its convertible debt and $95,281 of accrued interest on convertible debt into equity. The Company also issued 12,000,000 shares of its common stock to one of its shareholders for repayment of debt in the amount of $10,000. During the nine months ended September 30, 2009, the Company issued 42,100,000 shares towards payroll payable valued at $42,100.


NOTE 4. DEPOSIT WITH CLEARING BROKER


The Company was a party to Clearing Agreements with Wedbush Morgan Securities, Inc. and Legent Securities on a fully disclosed basis to provide custodial and clearing services for the Company's financial services business. These custodial and clearing services included custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreements were cancelled during the nine months ended September 30, 2009. The Company had $25,953 and $104,730 of funds with these clearing brokers as of September 30, 2009 and December 31, 2008, respectively.


NOTE 5. NON-CONVERTIBLE NOTES PAYABLE


Non-convertible notes payable at September 30, 2009 and December 31, 2008 are comprised of the following:

                                              September 30,     December 31,
                                                  2009              2008
					      ------------	-----------

Short-Term Borrowings:
   Notes Payable - Stockholders (1)           $  2,460,825      $ 2,056,039
   Notes Payable - Related Parties (2)           1,600,331   	  1,571,518
					      ------------	-----------
             Total Short-Term Borrowings         4,061,156        3,627,557
					      ------------	-----------

Long-Term Borrowings:
   Note Payable - Stockholders (1)                 480,000         480,000
					      ------------	-----------
             Total Long-Term Borrowings            480,000          480,000
					      ------------	-----------
             Total Notes Payable              $  4,541,156      $ 4,107,557
					      ------------	-----------

     (1)The Company has notes payable to stockholders that are unsecured, interest bearing, notes having interest rates ranging from 7% to 24%. All except for $480,000 of these notes payable are in default as of September 30, 2009. These notes mature at various times between June 2006 and December 2015.


     (2)The Company had notes payable to related parties that are interest bearing, demand notes having interest rates ranging from 5% to 12%. All notes payable to related parties are in default as of September 30, 2009. One of the notes payable to a related party grants the holder a senior security interest in all of the assets, proceeds of those assets and equity of the Company.


NOTE 6. LINE OF CREDIT


The Company has two revolving lines of credit for $500,000 each, from Citibank and First Tennessee Bank. The line of credit from Citibank was established by individuals affiliated to a stockholder and assigned to the Company on July 24, 2006. The line of credit from First Tennessee Bank was established by the same individuals and later assigned to the Company on July 7, 2007. The interest rates on the Citibank and First Tennessee lines of credit are at Prime Rate and Prime Rate plus 1%, respectively. The balances on the lines of credit were $998,416 and $998,416 as of September 30, 2009 and December 31, 2008,
respectively. These lines are in default as of September 30, 2009.


NOTE 7. CONVERTIBLE DEBT


The Company has various convertible notes payable amounting to $547,500. These convertible notes were issued in 2007 by the public shell into which the Company was merged during 2008. The notes whose face value aggregated $5,122,500 at issuance were to mature at various dates through October 2008, they had interest rates ranging from 5% to 15% and included an option to convert into common stock at a conversion price of $0.02 per share. During the nine months ended September 30, 2009, the company issued 166,311,335 shares of its common stock for conversion of $3,114,491 of this convertible debt into equity. The remaining balance of $547,500 was therefore in default as a result of the Company's inability to pay by September 30, 2009.


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


The following table shows the amount of convertible notes payable and secured convertible debentures as on September 30, 2009:

             Convertible notes payable                   $   442,500
             Secured convertible debentures                  105,000
                                                         -----------
             Total as on September 30, 2009              $   547,500
                                                         -----------

These convertible notes are in default as on September 30, 2009.


NOTE 8. WARRANTS


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


The following table summarizes information on stock warrants outstanding at September 30, 2009:



							Number						Number
							Outstanding at					Exercisable at
							September 30,	Expiration	Exercise	September 30,
Description						2009		Dates		Price		2009
-----------						--------------	----------	--------	--------------

Issued on 15% convertible notes                              8,109,375  September       $   0.02             8,109,375
                                                                        through
									October
                                                                        2012

Additional warrants on 15% convertible notes -               5,406,249  September           0.03             5,406,249
exercisable after 1 year                                                through
									October
                                                                        2012

Issued on 5% secured convertible debentures                106,875,000  October 2012        0.03           106,875,000

Issued on 12% convertible promissory note                    5,000,000  October 2012        0.03             5,000,000

Issued upon sale of 4,250,000 shares of common stock         2,125,000  March 2013          0.05             2,125,000

Issued on non convertible debt                                  13,325  September      	 0.03 to                13,325
                                                                        through		    0.05
									November
                                                                        2010

Issued to consultants                                       24,275,000  October 2012	$   0.03            24,275,000
                                                                        through
									January
                                                                        2013
							==============					==============
                                                           151,803,949                                     151,803,949
							==============					==============

NOTE 9. STOCK OPTIONS


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
          Weighted average expected option life               10 yrs


The following table shows the total number of options outstanding as on September 30, 2009:

                                                                       Shares
                                                                       ------

Total options outstanding as on December 31, 2008                   1,600,000
Add: Options issued in 2009                                                 -
                                                                    ---------
Total Options outstanding as on September 30, 2009                  1,600,000
                                                                    =========
Total number of options exercisable as on September 30, 2009          817,500
                                                                    =========

Weighted Average exercise price of options outstanding as on September 30, 2009 is $1.00 per share.


NOTE 10. COMMITMENTS AND CONTINGENCIES


Legal matters


The Company is subject to litigation from time to time in the normal course of business.


During the year ended December 31, 2008, the Company was served as a co-defendant with a complaint by a former director and stockholder. The complaint seeks damages in the amount of $600,000 plus interest and attorney fees. In July 2008, the Company entered a settlement agreement for $350,000. The Company has currently been served with a complaint as a co-defendant to enforce the settlement agreement and is pursuing settlement discussions. The other co-defendants in this case have agreed to assume any and all damages arising from this settlement and therefore the company has not accrued this judgment as of September 30, 2009.


Company was served as a co-defendant with a complaint by a former director and stockholder. The complaint seeks recovery of $1,500,000, relating to prior equity and unsecured debt investments, plus attorneys fees and costs. The complaint alleges violations of federal and state securities laws. The Company cannot determine the merit of the case at this time.


The Company was served as a co-defendant with a verified complaint by a creditor for Unlawful Detainer. The Company has filed an answer asserting affirmative defenses on December 8, 2008. Plaintiff issued discovery requests to the Company on December 23, 2008. Subsequent to further negotiations, the Plaintiff refunded a security deposit of $262,500 plus accrued interest to the Company in January, 2009. The Company is in the process of propounding and responding to discovery and is also engaged in settlement discussions.


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


Kent G. Wyatt, Sr., former CEO and Chairman of the board of the public shell (pre-merger) filed a Complaint against the Company on October 24, 2008 for alleged breach of promissory note, breach of consulting agreement, unpaid loans and NSF checks, declaratory relief, breach of implied covenant of good faith and fair dealing, intentional misrepresentation, negligent misrepresentation, accounting, and conversion. On December 26, 2008, the Court entered Default Judgment against all Defendants for the principal plus interests totaling $270,259.15. Defendants engaged in a settlement


NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)


Legal matters (continued)


conference with Plaintiff on March 30, 2009 and are continuing to pursue settlement discussions.


On February 6, 2009, a shareholder filed a Complaint with the Company as co-defendant alleging negligent misrepresentation, breach of fiduciary duty, breach of 6 contracts, breach of implied covenant of good faith and fair dealing of six contracts and violations of Corporate Code 25400, 25401, 25500, 25501 25504, fraud, unjust enrichment on two contracts, equitable indemnity, constructive trust, and unfair business practices. The Company is engaged in settlement discussion, preparing responsive pleadings, and completing discovery responses.


On August 12, 2009, Alpha Capital Anstalt Hedge Fund et al ("Plaintiff") has filed a suit against Milton ("Todd") Ault III ("Defendant") in the New York
State Supreme Court. The case number for this litigation is 602444/09. Plaintiff is seeking $4.2M plus damages. Defendant has answered, and is in the process of selecting Counsel to handle litigation. No dates have been set by the Court. Defendant maintains that Plaintiff has received over $1M in repayment and that all allegations are baseless while the Plaintiff has impugned the reputation of Mr. Ault in the press. Plaintiffs maintain investment was to support ZATS which never worked or was completed. Defendant has proof that many of the Plaintiffs actually conducted business on ZATS in 2008 and the Company received earned commissions from these transactions. Defendants deny all allegations of the Plaintiffs.


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


NOTE 11. RELATED PARTY TRANSACTIONS


The Company engages in various transactions and financing activities with related parties which include amongst others stockholders of the Company and other related businesses and acquaintances of stockholders, prior officers and the Company's Chief Executive Officer. (See note 5 Non-convertible notes payable)


NOTE 12. INCOME TAXES


Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, "Accounting for Income Taxes." The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company's evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the three months ended September 30, 2009 and 2008. The tax years subject to examination by the taxing authorities are the years ended December 31, 2008, 2007, 2006 and 2005.


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


On September 30, 2009, the Company will have federal net operating loss carryforward of approximately $19.7 million. Current federal tax law limits the amount of loss available to offset future taxable income when a substantial change in ownership occurs. Therefore the amount available to offset future taxable income may be limited. The federal net operating losses expire by 2029.


NOTE 13. OTHER INCOME


During the quarter ended September 30, 2009, the Company sold 75,797 shares of Patient Safety Technologies, Inc. ("PST") for a gain of $50,603. The Company had previously held warrants from PST that were attributed no value. On July 29, 2009, the Company entered into an Exchange Agreement with PST in which all warrants held were converted into shares of PST common stock. These shares were subsequently sold on September 1, 2009 and September 21, 2009 as noted above.


NOTE 14. SUBSEQUENT EVENTS


The Company has evaluated subsequent events through November 23, 2009, the date which the financial statements were available to be issued.


On November 9, 2009 Zealous Inc. and its subsidiaries relocated their offices after attempts to renegotiate the lease failed. The company no longer requires as large an office since it has been consistently reducing its staff size throughout 2009. The Company has a new address and phone number.


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


RESULTS OF OPERATION:


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


We generated $3,128 in operating revenues for the three months ended September 30, 2009 compared to $326,021 in operating revenues for the three months ended September 30, 2008. This is because of lesser brokerage commissions generated during the three months ended September 30, 2009 compared to three months ended September 30, 2008. During the three months ended September 30, 2009 and September 30, 2008, we incurred operating expenses of $303,230 and $1,210,245, respectively, a decrease of $907,015 because of decreased operating activities. We incurred $257,449 in interest expense during the three months ended September 30, 2009 compared to $2,022,559 in interest expense during the three months ended September 30, 2008 because of interest expense on the reduced liabilities as on September 30, 2009. Interest expense of $257,449 included a non-cash component attributable to increase in principle amount of a note


Page F18


payable to a shareholder as penalty. The net operating loss figures for the three months ended September 30, 2009 and 2008 were $513,545 and $2,950,060, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008


We generated $63,841 in operating revenues for the nine months ended September 30, 2009 compared to $694,219 in operating revenues for the nine months ended September 30, 2008. This is because of lesser brokerage commissions generated during the nine months ended September 30, 2009 compared to nine months ended September 30, 2008. During the nine months ended September 30, 2009 and
September 30, 2008, we incurred operating expenses of $1,368,623 and $3,517,857, respectively, a decrease of $2,149,234 because of decreased operating activities. We incurred $674,428 in interest expense during the nine months ended September 30, 2009 compared to $3,671,148 in interest expense during the nine months ended September 30, 2008 because of interest expense on the reduced liabilities as on September 30, 2009. Interest expense of $674,428 included a non-cash component attributable to increase in principle amount of a note payable to a shareholder as penalty. The net operating loss figures for the nine months ended September 30, 2009 and 2008 were $1,934,145 and $6,509,220, respectively.


LIQUIDITY AND CAPITAL RESOURCES


We had a bank overdraft of $24,668 and a cash balance of $4,217 as on September 30, 2009 and December 31, 2008, respectively. We had $0 in restricted cash as on September 30, 2009 and $268,399 in restricted cash on December 31, 2008. Payable to clearing broker and managed funds were $8,637 on September 30, 2009 as compared to $9,853 on December 31, 2008. Investments in affiliated entities on September 30, 2009 stood at $4,667 as compared to $6,680 on December 31, 2008. The company is party to Clearing Agreements with Wedbush Morgan Securities, Inc. and Legent Securities on a fully disclosed basis to provide custodial and clearing services for the Company. These custodial and clearing services include custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreements can be cancelled at any time for cause or upon 31 days written notice. The Company was required to maintain a minimum deposit of $100,000 with its clearing broker, the remaining balance of which is included in deposit with clearing broker in the accompanying statement of financial condition. Deposit with clearing brokers as on September 30, 2009 was $25,953 as compared to $104,730 as on December 31, 2008. Loans and receivables as on September 30, 2009 were $4,408 as compared to $0 as on December 31, 2008. Net investment in fixed assets as on September 30 2009 was $229,525 as compared to $293,779 as on December 31, 2008. Accounts payables and accrued liabilities as on September 30, 2009 were $3,424,123 as compared to $2,479,820 on December 31, 2008.


Non-convertible notes payable as on September 30, 2009 were $4,541,156 compared to $4,107,557 as on December 31, 2008. Lines of credit as on September 30, 2009 were $998,416 compared to $998,416 as on December 31, 2008. In 2008, we issued various


Page F19


convertible notes payable amounting to $5,122,500. These convertible notes mature at various times within one year from date of issuance, have an interest rate ranging from 5% to 15% and include an option to convert the notes to common stock at a conversion price of $0.02 per share. The balance on these convertible notes payable as on September 30, 2009 was $547,500. Convertible notes payable as on December 31, 2008 were $3,661,991.

During the nine months ended September 30, 2009, we issued 166,311,335 shares of our common stock to convert the principle balance of $3,114,491 of our convertible notes and related accrued interest of $95,281 into stock of the company. All notes, except for $749,000 non-convertible notes, are in default as on September 30, 2009. We are currently negotiating with various secured and unsecured creditors to settle the notes in default by refinancing and/or renegotiating the terms of repayment of such notes.

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


The following table shows the amount of convertible notes payable and secured convertible debentures as on September 30, 2009:

             Convertible notes payable                     $  442,500
             Secured convertible debentures                   105,000
                                                           ----------
             Total as on September 30, 2009                $  547,500
                                                           ==========

STOCK OPTIONS


The Company's Board of Directors and stockholders adopted the 2007 Equity Incentive Plan, or the 2007 Plan, on October 19, 2007 which reserves a total of 4,000,000 shares of Common Stock for issuance under the 2007 Plan. If an incentive award granted under the


Page F20


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

The following table shows the total number of options outstanding as on September 30, 2009:
                                                                       Shares
                                                                    ---------
Total options outstanding as on December 31, 2008                   1,600,000
Add: Options issued in 2009                                                 -
                                                                    =========
Total Options outstanding as on September 30, 2009                  1,600,000
                                                                    ---------
Total number of options exercisable as on September 30, 2009          817,500
                                                                    ---------

Page F21


Weighted Average exercise price of options outstanding as on September 30, 2009 is $1.00 per share.

SUBSEQUENT EVENTS


On October 5, 2009 Health and Wellness Partners, Inc. received its first unsolicited purchase on its new website, www.FeeltheSurge.com.


On October 14, 2009 Health and Wellness Partners, Inc. placed an additional order of 600,000 capsules of Surge for Women and launched the next day, October 15, 2009 the website, www.FeeltheSurge.com. Over 203 news outlets covered this launch.


On October 21 a representative of the FDA visited Health and Wellness Partners, Inc. investigating the efficacy of RockHard Weekend. It was recommended that Health and Wellness Partners, Inc. cease distributing the product due to potential harm to the public and the fact the product included an undisclosed pharmaceutical analog which could be harmful to the public. Subsequently on November 9, 2009 RockHard Labs issued a voluntary recall of its product and distribution was curtailed nationwide. The Company is returning all of its remaining inventory for a full refund plus costs. Further negotations with RockHard Labs as the manufacturer originally misrepresented itself at the time the exclusive contract was signed and product was purchased for distribution.


During the month of October and November 2009 Health and Wellness Partners, Inc. received many testimonials from consumers recommending the product and attesting to its effectiveness. The Company has posted 8 of these testimonials on the website, www.FeeltheSurge.com and will continue to do so.


On November 5, 2009 Health and Wellness Partners received its first shipment of 140,000 capsules of Surge for Women.


On November 12, 2009 Zealous Interactive, Inc. re-launched its Beta1 version of TheAdultSpot.com, its adult portal and social network improving its Alexa rating by over 1,000% within its first 10 days.

RISK FACTORS

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


Page F22


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


Zealous, Inc. prior to December 31, 2008 was operated by a series of partners with Milton C. Ault III. Subsequent to the world economic downturn and the collapse of the U.S. Stock Market in October 2008, Mr. Ault continued to manage the Company and its non-financial oriented subsidiaries. Stephen Bodnar, a partner prior to 2008, filed a lawsuit subsequent to the Company's name change to Adult Entertainment Capital. Mr. Ault's long time partners of many years, Ms. Melanie Glazer and Dr. Louis Glazer resigned and filed lawsuits against the Company and Mr. Ault. This set of litigation has proven to be financially debilitating and exhaustive. The Company has entered negotiations with these partners, however, these efforts may proof unsuccessful. If unsuccessful, the Company may seek relief in U.S. Bankruptcy Court to restructure the Company.


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

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, there were no off balance sheet arrangements.


Page F23


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


The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP)


As of September 30, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were : (1) lack of a functioning audit committee and lack of majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, and, (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2009 and communicated to our management.

Page F24


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


(b) CHANGES IN INTERNAL CONTROLS.


In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


Detailed below are our ongoing legal proceedings.

I.     BODNAR CAPITAL MANAGEMENT, LLC V. AULT GLAZER CAPITAL PARTNERS, LLC, ET
       AL.
       United States District Court, CONNECTICUT CASE No: 3:08CV199 (JBA)

On February 6, 2008, Bodnar Capital Management, LLC ("Plaintiff") filed a Complaint against Ault Glazer Capital Partners, LLC, Zealous Asset Management LLC, and Milton Ault, III ("Defendants") in the United States District Court, District of Connecticut under the case number 3:08CV199 (JBA). On June 27, 2008, all parties entered into a confidential settlement agreement. On August 7, 2008, the Court granted Plaintiff's motion to enforce the settlement agreement and entered judgment in Plaintiff's favor in the amount of $350,000, plus interest to run from June 27, 2008, against Ault Glazer Capital Partners LLC, Zealous Asset Management, LLC and Milton "Todd" Ault, III, jointly and severally. On September 23, 2008, the Court granted the motion for amendment of judgment to include reasonable attorney fees of $6,160.00. Plaintiffs sought to enforce the judgment in California and on April 28, 2009, Defendant Milton Ault, III was deposed in a debtor's examination at the United States District Court, Central District in California. Defendants are asserting the automatic stay with regard to Zealous Holdings and entities in lieu of the Chapter 11 bankruptcy filing. The Company has not received any correspondence regarding the matter since that time.

Page F25


II.    BODNAR CAPITAL MANAGEMENT, LLC V. MILTON AULT, III, ET AL.
       United States District Court, District of Connecticut Case No.:
       3:08CV1601 (AWT)

On October 20, 2008, Bodnar Capital Management, LLC ("Plaintiff") filed a Complaint against Milton Ault, III, William B. Horne, Lynne Silverstein, Melanie Glazer, Sothi Thillairajah, Scott Livingston, Zealous Holdings, Inc., Ault Glazer Bodnar Investment Management, LLC, Ault Glazer & Co., LLC, and Adult Entertainment Capital, Inc. ("Defendants") for fraud, breach of fiduciary duty, and breach of contract. Plaintiff alleges that Defendants violated the Company's Private Placement Memorandum, the Subscription Agreement, and other documents related to investing in the Company, and consequently, Plantiff is seeking $1,523,103.60 in damages. Plaintiff filed this case under the United States District Court, District of Connecticut, under case number 3:08CV1601
(AWT). On February 23, 2009, Plaintiff filed a Motion for a Joint and Several Judgment against Milton Ault, III. Defendants are asserting the automatic stay with regard to Zealous Holdings and entities in lieu of the Chapter 11 bankruptcy filing. The Company is awaiting correspondence regarding the Motion to Set Aside Default and/or a change of venue per the signed Partnership Agreement.

III. MOTIVATED MINDS, LLC V. AULT GLAZER CAPITAL PARTNERS, LLC, ET AL. Superior Court of Arizona Case No.: CV2009-003478.

Motivated Minds, LLC ("Plaintiff") filed a Complaint against Ault Glazer Capital Partners, LLC and Ault Glazer Asset Management, LLC (collectively referred as "Defendants"). On February 4, 2009, Plaintiff filed a Complaint against Defendants in the Superior Court of Arizona for Breach of Contract. The case number is CV2009-003478. Plaintiff alleges that Defendants failed to repay Plaintiff in accordance with an executed Promissory Note, and Defendants failed to pay a Guarantee as executed between Plaintiff and Defendants. Plaintiff is alleging damages in an amount of $500,000.00, pre and post-judgment interest and attorneys' fees and costs. Defendants are preparing responsive pleadings bringing affirmative defenses. In April 2009, Defendants also began settlement discussions with Plaintiffs. The Company has not received any correspondence regarding the matter since that time.

IV. INVESTOR RELATIONS GROUP, INC. V. ZEALOUS TRADING GROUP, INC. New York State Supreme Court Case No.: 602014108.

The Investor Relations Group, Inc. ("Plaintiff") filed a complaint against Zealous Trading Group, Inc. ("Defendant") on July 2, 2008, in the Supreme Court of the State of New York, under case number 602014108. In their Complaint, Plaintiff alleges breach of contract, quantum meruit, and account states. Plaintiff alleges that Defendants failed to pay Plaintiff for services performed in accordance with the investor relations services contract between Plaintiff and Defendants. Plaintiff is seeking compensatory damages in an amount of $41,457.14 and the accrued interest. On November 14, 2008, the New York Supreme Court entered default against Defendant in an amount of $41,457.14 for failure to answer the Complaint. Additionally, Defendant is pursuing settlement possibilities with Plaintiff. The Company is awaiting correspondence regarding the Motion to Stay in the State of Connecticut and/or a change of venue per the signed Partnership Agreement. The Company has not received any correspondence regarding the matter since that time.

Page F26


V. MOTIVATED MINDS, LLC V. GLOBAL AUTHENTICATIONS HOLDINGS, INC., ET AL. Orange County Superior Court Case No.: 30-2008 00234518.

Motivated Minds, LLC ("Plaintiff") filed a Complaint against Global Authentication Holdings, Inc. and Ault Glazer Capital Partners, LLC (collectively referred as "Defendants"), on December 30, 2008. Plaintiff filed a Limited Civil Complaint against Defendants in the Superior Court of California, in Orange County for breach of promissory note and money lent. The case number is 30-2008 00234518. Plaintiff alleges damages in an amount of $25,000.00, pre and post-judgment interest and attorneys' fees and costs. Defendants asserted the automatic stay of the chapter 11 bankruptcy. Defendants are also engaging in settlement discussions with Plaintiffs.

On September 1, 2009, Plaintiff requested the Orange County Superior Court to enter default against Defendant.

VI. CALIFORNIA STATE TEACHERS' RETIREMENT SYSTEM V. ZEALOUS TRADING GROUP, INC., ET AL.
       Los Angeles County Superior Court Case No.: SC100669

California State Teachers' Retirement System ("Plaintiff") filed a Verified Complaint against Zealous Trading Group, Inc., Initiative Legal Group, LLP, Younesi & Yoss, LLC and REM ("Defendants") for Unlawful Detainer. Plaintiff filed their Complaint on November 20, 2008 in the Superior Court of California in Los Angeles County under case number SC100669. Plaintiff alleges that Defendant permitted an improper sublease and although the improper subtenant has vacated, Plaintiff wants to complete the unlawful detainer. Plaintiff is seeking damages in an amount of $1,166.89 per day from November 18, 2008. Defendants filed an answer asserting affirmative defenses on December 8, 2008. Plaintiff issued discovery requests to Defendants on December 23, 2008. Defendants are in the process of propounding and responding to discovery.
Defendants are also engaged in settlement discussions with Plaintiff. Subsequent to further negotiations, the Plaintiff released the Company's security deposit of $262,500 and accrued interest on the deposit of $5,899 from escrow to the Company in January 2009. Defendants are also engaged in settlement discussions with Plaintiff.

VII. SECTOR 33 CREATIVE V. ADULT ENTERTAINMENT CAPITAL, INC., ET AL. Burbank Small Claims Court Case No.: BUR 08S00608

Sector 33 Creative ("Plaintiff") filed a small claims case against Adult Entertainment Capital, Inc. dba Rock Candy Entertainment, under case number BUR08S00608 in California North Central District Court on October 6, 2008. Plaintiff alleges Defendant failed to pay Plaintiff for services rendered in the development of websites, and Plaintiff is seeking $5,000.00 in compensatory damages. Judgment was entered against Defendants on December 5, 2008. Defendants are pursuing settlement negotiations and drafting a Motion to Set Aside Default.


Page F27


VIII. PROFESSIONAL OFFSHORE OPPORTUNITIES FUND LIMITED V. ZEALOUS TRADING GROUP, INC.
       New York State Supreme Court Case No.: 650260

Professional Offshore Opportunities Fund Limited ("Plaintiff") filed a Complaint against Zealous Trading Group, Inc. ("Defendant") in the Supreme Court of the State of New York on July 23, 2008. The case number for this litigation is 650260. Plaintiff's causes of action against Defendant include negligent misrepresentation, breach of the duty of good faith and fair dealing, and breach of the debenture. Plaintiff alleges that Defendants misled Plaintiff as to the nature of their convertible debentures, Defendant incorrectly told Plaintiff that the shares were eligible for Rule 144 treatment, and Defendants failed to abide by the default provision of the debenture.  Plaintiff is seeking $53,171.60  plus  pre-judgment  interests  for
Defendants'   trading   breach  and  $206,972.22  plus  default  interests  for
Defendants' breach of the executed debenture. On January 30, 2009, the New York Court entered Judgment against Defendant in favor of Plaintiff. On February 3, 2009, Plaintiff filed a Restraining Notice against Plaintiff to prevent the sale of certain property. On February 23, 2009, Plaintiff filed with the Court a Notice of Entry of Default, dated January 16, 2009, against Defendants for the principal amount of $200,000.00, plus interest at the rate of five (5) percent from October 17, 2007 to June 24, 2008, plus interest at a rate of 18 percent from June 24, 2008 to the date of entry of judgment (January 16, 2009), plus the amount of $53,171.60, with interest at the statutory rate from July 23, 2008 to the date of the entry of judgment (January 16, 2009), costs and disbursements. Defendant has advised Plaintiff of the Chapter 11 automatic stay. The Company has not received any correspondence regarding the matter since that time.

IX.    IN RE: ZEALOUS HOLDINGS, INC.
       Central District of California Bankruptcy Court, Case No. 09-11425-ES

On February 20, 2009, Zealous Holdings ("Holdings"), a wholly owned subsidiary of Zealous, Inc., filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California Santa Ana Division (the "Bankruptcy Court"), Case No. 09-11425 ES. On May 1, 2009, the Bankruptcy Court, on its own initiative, filed a motion to convert the bankruptcy to a Chapter 7 bankruptcy. Holdings was notified of this change on May 8, 2009, via PACER.

Holdings believes that it is now in a position to start settling and paying its debts. Therefore, Holdings would like to dismiss the bankruptcy action. Pursuant to this desire, Holdings filed an Emergency Hearing to Dismiss the Bankruptcy on May 11, 2009. That request was denied. Therefore, on May 12, 2009 Holdings filed a motion requesting that the Bankruptcy Court schedule a Hearing on the Motion to Dismiss the Voluntary Bankruptcy Petition for June 11, 2009. A judgment on the company's Voluntary Bankruptcy petition is yet to be reached and the company is seeking dismissal of its Voluntary Bankruptcy petition.

A continued 341 meeting of creditors was set for October 14, 2009, with Revised schedules are to be filed. The 341 meeting is continued to November 23, 2009.

Page F28


X. KENT G. WYATT, SR. V. ADULT ENTERTAINMENT CAPITAL, INC., ET AL. Eighth Judicial District of Nevada Case No.: A574309

Kent G. Wyatt, Sr. ("Plaintiff") filed a Complaint against Adult Entertainment Capital, Inc. and Zealous Trading Group, Inc. ("Defendants") in the Eighth Judicial District of Nevada under case number A574309 on October 24, 2008. Plaintiff's complaint alleges breach of promissory note, breach of consulting agreement, unpaid loans and NSF checks, declaratory relief, breach of implied covenant of good and fair dealing, intentional misrepresentation, negligent misrepresentation, accounting, and conversion. Plaintiff then took a default judgment against both Defendants. Plaintiff alleges that Defendants failed to repay Plaintiff in accordance with the promissory notes, failed to pay Plaintiff in accordance with the consulting agreement, failed to pay back loans, and failed to abide by their fiduciary duty to pay Plaintiff the money owed. On December 26, 2008, the Court entered Default Judgment against all Defendants for the principal plus interests totaling $270,036.65, plus costs of $222.50 for a total of $270,259.15. Defendants engaged in a settlement conference with Plaintiff on March 30, 2009 and are continuing to pursue settlement discussions. While Defendants have reached a tentative settlement of the entire litigation, Plaintiff continues to pursue collection efforts.

XI.    LOUIS GLAZER, ET AL. V. MILTON AULT III, ET AL.
       Los Angeles County Superior Court Case No.: BC 407274

On February 6, 2009, Louis Glazer and Melanie Glazer, Plaintiffs, filed a Complaint in Los Angeles County Superior Court against Milton Charles Ault III, Kristine Larsen Ault, Adult Glazer & Co., Zealous Holdings, Inc., Zealous Inc, Zealous Asset Management LLC, and Zealous Capital Markets LLC. The case number is Los Angeles County Superior Court case number BC 407274. Plaintiffs' complaint alleges negligent misrepresentation, breach of fiduciary duty, breach of 6 contracts, breach of implied covenant of good faith and fair dealing of 6 contracts, violations of Corp Code (section) (section) 25400, 25401, 25500, 25501, 25504, fraud, unjust enrichment on 2 contracts, equitable indemnity, constructive trust, and unfair business practices. Plaintiffs allege that Defendants, individually and/or separately, fraudulently induced Plaintiffs to invest in the Defendant companies, failed to repay in accordance with promissory note, failed to pay management fees and violated Corporations Codes in certain mergers. Plaintiffs are seeking damages according to proof at trial and equitable relief that the Court deems just and proper. A Trial Date of February 2, 2010 has been set by the Court.

Defendants are engaged in settlement discussion with Plaintiffs, who seek $1.6M in damages, preparing responsive pleadings and completing discovery responses. Defendants have responded to Plaintiffs' Requests for Admissions and are in the process of completing additional discovery. Defaults of Kristy Ault and Zealous Inc., and Ault, Glazer& Co, Inc, will be set aside and answers filed. Defendants will also assert the Arbitration Clause in the signed Partnership Agreement.

Page F29


XII.   ALPHA CAPITAL ANSTALT.  V MILTON `TODD' AULT III
       New York State Supreme Court Case No.: 602444/09

On August 12, 2009, Alpha Capital Anstalt Hedge Fund ("Plaintiff") has filed a suit against Milton ("Todd") Ault III ("Defendant") in the New York State Supreme Court. The case number for this litigation is 602444/09. Plaintiff is seeking $4.2M plus damages. Defendant has answered, and is in the process of selecting Counsel to handle litigation. No dates have been set by the Court. Defendant maintains that Plaintiff has received over $1M in repayment and that all allegations are baseless while the Plaintiff has impugned the reputation of Mr. Ault in the press. Plaintiffs maintain investment was to support ZATS which never worked or was completed. Defendant has proof that many of the Plaintiffs actually conducted business on ZATS in 2008 and the Company received earned commissions from these transactions. Defendants deny all allegations of the Plaintiffs.

CALIFORNIA LABOR COMMISSIONER CASES:

I.      HEE KWON V. ADULT ENTERTAINMENT CAPITAL/ZEALOUS INC.
       Labor Commissioner Case No.: 18-75589 KV

Hee Kwon, Plaintiff, filed a claim for non-payment of wages against Adult Entertainment Capital, Inc. with the Labor Commissioner, State of California. The case number is 18-75589 KV. Plaintiff alleges that defendants owe him $4,000.00 in wages. Defendants terminated Plaintiff's at-will employment and allege that they do not owe him any wages because they have paid him in full through his terminated date. The case was dismissed.

II.    NANDITA KUMARASWAMY V. AULT GLAZER & CO., INC.
       Labor Commissioner Case No.: 18-76139 KV

Nandita Kumaraswamy, Plaintiff, filed a claim for non-payment of wages against Ault Glazer & Co., Inc. with the Labor Commissioner, State of California. The case number is 18-76139 KV. Plaintiff alleges that defendants owe her $9,388.88 in wages. Defendants terminated Plaintiff's at-will employment and allege that they do not owe her any wages because they have paid her in full through her termination date. A hearing was set for October 19, 2009. Subsequently, the case was dismissed.

III.    JEANNIE LO BUE V. ZEALOUS, INC.
       Labor Commissioner Case No.: -76295 KV

Jeannie Lo Bue, Plaintiff, filed a claim for non-payment of wages against Zealous, Inc. with the Labor Commissioner, State of California. The case number is 76295 KV. Plaintiff alleges that defendants owe her $1,434.79.00 in wages. Defendants terminated Plaintiff's at-will employment and allege that they do not owe her any wages because they have paid her in full through her termination date. A hearing was set for October 19, 2009. Subsequently, the case was dismissed.


Page F30


IV.    LEONARD KIM V. ADULT ENTERTAINMENT CAPITAL/ZEALOUS INC
       Labor Commissioner Case No.: 18-75590 KV

Leonard Kim, Plaintiff, filed a claim for non-payment of wages against Adult Entertainment Capital, Inc. with the Labor Commissioner, State of California. The case number is 18-75590 KV. Plaintiff's alleges that defendants owe him $4,500.00 in wages. Defendants terminated Plaintiff's at-will employment and allege that they do not owe him any wages because they have paid him in full through his termination date. A hearing was set for October 19, 2009. Subsequently, the case was dismissed.

V.     STEVE RAFALORICH V. AULT GLAZER & CO., INC.
       Labor Commissioner Case No.: 18-76138 KV

Steve Rafalorich, Plaintiff, filed a claim for non-payment of wages against Ault Glazer & Co., Inc. with the Labor Commissioner, State of California. The case number is 18-76138 KV. Plaintiff alleges that defendants owe him $30,708.63 in wages. Defendants terminated Plaintiff's at-will employment and allege that they do not owe him any wages because they have paid him in full through his termination date. A hearing was set for October 19, 2009. Subsequently, the case was dismissed.

VI.    ROGER COE V. ZEALOUS CAPITAL, INC.
       Docket Number.: 525988

Roger Coe, Plaintiff, filed a claim for non-payment of wages against Zealous Capital with the Massachusetts Department of Workforce, in appeal of ruling regarding an earlier start date. The docket number for this case is 525988. The Company has not received any correspondence regarding the matter since that time.

VII.   GREG FIERROS V. ZEALOUS CAPITAL MARKETS
       Labor Commissioner Case No.: 18-75462 KV

Greg Fierros, Plaintiff, filed a claim for non-payment of wages against Capital Markets with the Labor Commissioner, State of California. The case number is 18-75462 KV. Plaintiff alleges that defendants owe him $2,000.00 in wages. . Defendants terminated Plaintiff's at-will employment and allege that they do not owe him any wages because they have paid him in full through his termination date. A hearing occurred on July 13, 2009. The Company has not received any correspondence regarding the matter since that time.

ITEM 1A: RISK FACTORS


A smaller reporting company is not required to provide the information required by this Item.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


No activity during the three month period ended September 30, 2009.


Page F31


ITEM 3. DEFAULTS UPON SENIOR SECURITIES


On October 15, the Company issued 166,311,335 shares of common stock to its former secured note holders as part of a forced conversion of their outstanding debt of $3,114,491 and interest accrued thereon of $95,281 under the terms of their agreement. Following a period of negotiation with these note holders in which no agreement was reached, the company issued the share certificates on February 26, 2009. The former secured note holders continue to dispute the propriety of the conversion of their outstanding debt to equity and thus the matter remains open.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.


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


Page F32


SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ZEALOUS, INC.

Date: November 23, 2009

By: /s/Milton C. Ault, III
--------------------------
Milton C. Ault, III
Title: CHIEF EXECUTIVE OFFICER AND DIRECTOR



Date: November 23, 2009

By: /s/Gary Gottlieb
--------------------
Gary Gottlieb
Title: CHIEF FINANCIAL OFFICER