Form 10-K
period 2009-12-31
ZEALOUS, INC.
filed 2010-08-20
CIK 1085129


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                              For the fiscal year ended  December 31, 2009
[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                              For the transition period from _________ to ________
                              Commission file number:  000-26383

                                      CORESTREAM ENERGY, INC
			--------------------------------------------------
                      (Exact name of registrant as specified in its charter)


                  NEVADA                                                   88-0325940
---------------------------------------------			------------------------------------

(State or other jurisdiction of incorporation 			(I.R.S. Employer Identification No.)
or organization)


             6565 N. MACARTHUR BLVD. , SUITE 225, IRVING, TX                  75039
            -------------------------------------------------              -----------
           	(Address of principal executive offices)                   (Zip Code)


                                           ZEALOUS, INC.
                                          --------------
        (Former name, former address and former fiscal year, if changed since last report)

Registrant's telephone number:  214-624-5200

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class           Name of each exchange on which registered
          NONE                  	NOT APPLICABLE
          ----                  	--------------

Securities registered under Section 12(g) of the Exchange Act:

                                        Title of each class
                                  COMMON STOCK, PAR VALUE $0.001
				---------------------------------


Indicate  by  check  mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  		        YES [  ] NO [X]

Indicate by check mark  if  the  registrant  is  not  required  to file reports
pursuant to Section 13 or Section 15(d) of the Act.       YES [  ]       NO [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been  subject  to such filing requirements for the past 90 days.
                                                          YES [  ]       NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ({section} 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.               YES []       NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER [ ] ACCELERATED FILER [ ] NON-ACCELERATED FILER [ ] SMALLER REPORTING COMPANY [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                YES []   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal $1,873,988.

The number of shares of registrant's commons stock outstanding as of August 16, 2010 was 958,532,856 shares.


                               TABLE OF CONTENTS


										Page

PART I
Item 1.    Business								1
Item 1A.   Risk Factors								7
Item 1B.   Unresolved Staff Comments						10
Item 2.    Properties								11
Item 3.    Legal Proceedings							11
Item 4.    (Removed and Reserved)						16


PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder 		16
	   Matters and Issuer Purchases of Equity Securities
Item 6.    Selected Financial Data						23
Item 7.    Management's Discussion and Analysis of Financial Condition
	   and Results of Operations						30
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk		30
Item 8.    Financial Statements and Supplementary Data				30
Item 9.    Changes In and Disagreements With Accountants on Accounting
	   and Financial Disclosure						30
Item 9A(T).Controls and Procedures						30
Item 9B.   Other Information							32


PART III
Item 10.   Directors, Executive Officers and Corporate Governance		32
Item 11.   Executive Compensation						34
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters				35
Item 13.   Certain Relationships and Related Transactions, and
           Director Independence						35
Item 14.   Principal Accountant Fees and Services				35


PART IV
Item 15.   Exhibits, Financial Statement Schedules				36


                                     PART I
ITEM 1.   BUSINESS

OVERVIEW

CoreStream Energy, Inc. ("the Company") formally known as Zealous, Inc, was originally incorporated under the laws of the state of Nevada on September 25, 1978 as Casino Consultants, Inc. Prior to September 1992, the Company had no operations. On September 15, 1992, the Company entered into an Agreement and Plan of Reorganization with Ad Show Network, Inc., a Nevada corporation, whereby the Company acquired the assets of Ad Show Network, Inc., subject to liabilities, for shares of the Company's common stock. On September 15, 1992, the Company changed its name to A.S. Network, Inc. On October 14, 1992, the Company changed its name to Ad Show Network, Inc. On August 17, 1995, the Company changed its name to Atlantic Syndication Network, Inc. On October 5, 2007, the Company filed an amendment to the Articles of Incorporation changing its name from Atlantic Syndication Network, Inc. to Zealous Trading Group, Inc.

On July 16, 2007, Zealous Trading Group. Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") with its wholly-owned subsidiary, ASNI II, INC., a Delaware corporation ("ASNI-II") and Zealous Holdings Inc., and subsidiaries ("Zealous Holdings"), which was consummated on May 9, 2008.

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

On December 11, 2008, Adult Entertainment Capital, Inc., filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby Adult Entertainment Capital, Inc., would merge with its wholly-owned subsidiary, Zealous, Inc., as a parent/ subsidiary merger with Adult Entertainment Capital, Inc., as the surviving corporation. Upon completion of this merger, Adult Entertainment Capital, Inc's name was changed to "Zealous, Inc." (the "Company").

On June 4, 2010, Zealous, Inc. changed its core business model and its name to CoreStream Energy, Inc. In conjunction with this event, Milton C. Ault III resigned as Chairman of the Board, President and Chief Executive Officer. Chris Kelley resigned as Corporate Secretary and Chris Rainbolt was appointed President, Chief Executive Officer and Chairman of the Board. The Company filed with the Secretary of State of Nevada in order to effectuate this name change and change of officers.

On July 22, 2010 all the assets and liabilities of the previous operations of Zealous, Inc. prior to July 22, 2010, have been placed in an escrow account where all distribution and resolution is proceeding.

The Company focuses on primarily two areas, pursuing opportunities to drill in areas with proven reserves and to purchase existing production with large geological offset opportunities. The Company also carries out its business through its operating subsidiaries, Health and Wellness Partners, Inc., a Nevada corporation ("Health"), Zealous Interactive, Inc., a California corporation ("Interactive"), Zealous Real Estate Consulting, a Nevada limited liability company ("Real Estate") and Zealous Holdings, Inc., a Delaware corporation ("Holdings"). Health was formed in February of 2009 and distributes an energy drink and non-prescription supplements designed to improve sexual performance for both men and women. Interactive was formed in February of 2009 and operates multiple media related business, including a print publication and Internet URLs. Real Estate was formed in December of 2008. It provided loan and mortgage modification services. On April 2, 2009, the Company's Board of Directors passed a resolution that all of Real Estate's business activities would cease as of March 31, 2009 and further that Real Estate would be dissolved as of April 30, 2009. Holdings was formed to provide asset management; it currently is in bankruptcy.

Holdings carries out its business through its operating subsidiaries, Zealous Asset Management, LLC, or ZAM and Zealous Capital Markets LLC, or ZCM. ZCM wholly-owns and operates Zealous ATS LLC, or ZATS. ZATS had planned to be a marketplace to offer an integrated electronic platform for the trading of alternative assets globally. Both ZAM and ZCM have closed their operations and are currently liquidating or transferring client accounts.


HEALTH AND WELLNESS PARTNERS, INC.

Health makes, markets, sells and distributes a brand of sexual performance and sexual enhancement products known as Surge{reg-trade-mark}, Surge for
Women{reg-trade-mark} and Surge Together{reg-trade-mark}, a product for couples. In June of 2009 Health discontinued its marketing of RockHard Weekend{trademark}. The Company intends to sell or divest this business in the near future.

ZEALOUS INTERACTIVE, INC.

Interactive operates multiple media related businesses, including a web portal and social network, which includes a proprietary 3D world, a print publication, Internet URLs and a television show.

ZEALOUS REAL ESTATE HOLDINGS, LLC

Real Estate is a California based real estate services firm offering a variety of products to home owners across the country. Real Estate operated U S Loan Modification Agency, a wholly-owned company specializing in home loan modifications. The Board of the Company has passed a resolution to discontinue this business and the business is closed.

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

ZAM's investors in the funds may have included any of the following: individuals, banks and thrift institutions; investment companies; private businesses; private and governmental retirement, pension and profit-sharing plans; trusts; estates; endowments, foundations, "Taft Hartley" Plans, charitable organizations and corporations as well as other business entities.

ZAM is no longer operating as of January 2009.

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

The Company also made an unsuccessful attempt to sell ZATS platform to an unrelated entity during the quarter ended December 31, 2008. This sale fell through. The Company has further determined that there is no market for the ZATS platform and has written off the asset of approximately $500,000 on its books under guidance from ASC Topic 820, "Fair Value Measurements and Disclosures" as on December 31, 2008.

OUR PRODUCTS

HEALTH AND WELLNESS PARTNERS, INC.

Surge is a nutraceutical product line of formulas dedicated individually to either men or women. Surge formulas contain proprietary herbal ingredients and provide both better sexual performance and sexual enhancement. Surge products are non-prescription and are targeted to be sold online as well as in storefronts.

RockHard Weekend is considered a nutraceutical product. Pharmaceuticals are typically drugs and medicines manufactured for the relief or cure of disease. Nutraceuticals are those products manufactured for the specific purpose of not curing illness but providing nutrition to a person's diet through a supplemental pill, powder or liquid. RockHard Weekend is a non-prescription supplement composed of 13 herbal ingredients. It is designed to improve sexual performance.

The Company intends to sell or divest this business in the near future.

ZEALOUS INTERACTIVE, INC.

Interactive operates its flagship enterprise, www.TheAdultSpot.com. TheAdultSpot.com is a social network and portal for activities and interests geared for adult audiences. It is the mission of TheAdultSpot.com to develop a place where it is safe for adults to be adults. TheAdultSpot.com also operates a 3D world. TheAdultSpot.com generates revenue through ad/affliate model and shares revenue from its monthly 3D world VIP memberships.

TheAdultSpot.com bases its business growth through a series of strategic partnerships to market and brand this business and drive traffic. TheAdultSpot.com also anticipates its growth from the continued incorporation of new technologies and systems that directly impact the delivery of content for its users and keep the site a premiere destination on the Internet.

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

COMPETITION

HEALTH AND WELLNESS PARTNERS, INC.

The "alternative" beverage  and  "nutri-pharmaceutical"  industries  are highly competitive. The principal areas of competition for the "alternative beverages" are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks and nutri-pharmaceuticals produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do. We compete not only for consumer preference, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands.

The Surge brand of products compete directly with traditional pharmaceutical products including those marketed by Phizer (Viagra), Lilly USA (Cialis). and Bayer Pharmaceuticals (Levitra), as well as other nutriceutical male enhancement products marketed by smaller or primarily local companies such as Enzyte, Extenze, and with private label brands such as those carried by grocery store chains, convenience store chains, pharmacies, night clubs and club stores.

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

ZEALOUS INTERACTIVE, INC.

There is significant competition within the print publication, Internet, social network and commercial broadcast industries. The economic downturn has resulted in fewer advertisers, and has intensified the competition to secure those advertisers and the revenue they generate. The companies we are competing with for advertisers are better funded and are more established in the marketplace, including: Ripe TV, G4, and Marva from Canada as well as Facebook, Myspace, Ning, Tweeter and others. With an emphasis on content and social networking built on themes exclusive to adults, the competition lessens and the potential for our products grow dramatically.

REGULATORY MATTERS

HEALTH AND WELLNESS PARTNERS, INC.

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the alternative drink or nutraceutical industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development, manufacture, and sale of our alternative beverages and nutraceuticals in the United States is not subject to special regulatory and/or supervisory requirements. All packaging and manufacturing practices follow all rules and regulations set forth by the Food and Drug Administration and Federal Trade Commission.

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

EMPLOYEES

We had 5 full time employees as of August 16, 2010. We consider our relations with our employees to be good.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have incurred $0 in research or development expenditures since our incorporation.

ITEM 1A.   RISK FACTORS.

The following are certain identifiable risk factors for CoreStream Energy, Inc., and its subsidiaries business operations. You should carefully consider the following risk factors and all other information contained herein in evaluating our business and prospects. You should also refer to the other information contained in the document, including our consolidated financial statements and the related notes in determining the viability of the business.

RISKS RELATED TO OUR BUSINESS

BECAUSE WE HAVE LIMITED OPERATING CAPITAL, AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS AND OBTAINING ADDITIONAL CAPITAL, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We do not have sufficient capital for current operations through our cash position and current cash flow. We had a working capital deficit of $13,581,782 as of December 31, 2009. We will require additional financing to pay our debts, operate our business and to fund our growth plans. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash. If we are not able to raise capital and operate profitably, we may have to scale back or cease operations and investors may lose some or all of their investment in our company.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We will require additional funds to develop our business plans for CoreStream Energy, Health and Zealous Interactive. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated August 16, 2010 our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our stock holders' deficit of $13,581,782 as on December 31, 2009 and a net loss of $5,994,582 for the year ended December 31, 2009. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

MANY OF OUR COMPETITORS ARE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.

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

IF ONE OF OUR PRODUCTS GIVES RISE TO A NEGATIVE HEALTH EFFECT, OUR REPUTATION AND BUSINESS WILL BE NEGATIVELY IMPACTED.

If there is negative publicity with either the Surge brand of products as a result of a negative health effect associated with our product, then our reputation could be harmed and our results of operations adversely affected. A negative health effect could also lead to the cancellation of orders, product returns, civil lawsuits and diversion of our resources for us. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales and would have a negative impact on our results of operations.

RISKS RELATED TO MANAGEMENT.

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

OUR COMMON STOCK IS QUOTED ON THE PINK SHEETS, WHICH MAY LIMIT THE LIQUIDITY AND PRICE OF OUR COMMON STOCK MORE THAN IF OUR COMMON STOCK WERE QUOTED OR LISTED ON THE NASDAQ STOCK MARKET OR A NATIONAL EXCHANGE.

Our securities are currently quoted on the Pink Sheets, a FINRA -sponsored and operated inter-dealer automated quotation system for equity securities not included in the NASDAQ Stock Market. Quotation of our securities on the Pink Sheets may limit the liquidity and price of our securities more than if our securities were quoted or listed on the NASDAQ Stock Market or a national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. In addition, as a Pink Sheets listed company, we do not attract the extensive analyst coverage that accompanies companies listed on other exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the Pink Sheets. These factors may have an adverse impact on the trading and price of our Common Stock.

IF SIGNIFICANT SHORT SELLING OCCURS IN CONNECTION WITH THE MARKET FOR OUR SECURITIES ON THE PINK SHEETS, SHORT SELLING COULD INCREASE THE VOLATILITY OF OUR STOCK PRICE.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of the common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of the common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of the common stock. As a result, the price of the common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on Pink Sheets or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES WHILE OUR SHARES ARE QUOTED ON THE PINK SHEETS, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers' presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in the common stock may find it difficult to sell their shares.

IF A SUBSTANTIAL NUMBER OF SHARES ARE SOLD, THE MARKET PRICE FOR OUR COMMON STOCK COULD DECLINE.

If any of our stockholders sells substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, such sales could create the perception of difficulties or problems with our professional services. As a result, these stock sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.   PROPERTIES

In February 2009 the Company signed a month to month lease for mail and conference room use located at 9550 Warner Avenue, Fountain Valley, CA 92708. The Company received secured eviction notices relating to two locations, which effectively terminated the noted lease agreements. The balances due have been properly recorded as a liability to the Company. There are no future or current ongoing lease obligations other than the month to month lease noted herein.

ITEM 3.   LEGAL PROCEEDINGS.  Detailed below are our ongoing legal proceedings.

      BODNAR CAPITAL MANAGEMENT, LLC V. AULT GLAZER CAPITAL  PARTNERS,  LLC, ET
      AL.
      United States District Court, Connecticut Case No: 3:08CV199 (JBA)

      Filed February 6, 2008, Bodnar Capital Management, LLC ("Plaintiff") filed a Complaint against Ault Glazer Capital Partners, LLC, Zealous Asset Management, LLC, and Milton Ault, III ("Defendants") in the United States District Court, Connecticut case number 3:08CV199 (JBA). On June 27, 2008, all parties entered into a confidential settlement agreement; the Court granted motion to enforce the settlement agreement. Defendants assert the automatic stay re Zealous Holdings, entities that are in Chapter 11 bankruptcy.

      Notice of Ault Bankruptcy has been provided to parties and Court. Present status pending; awaiting info from Ct or Pl Counsel, negotiations for settlement are ongoing.

      BODNAR CAPITAL MANAGEMENT, LLC V. MILTON AULT, III, ET AL.
      United  States  District  Court,  District  of   Connecticut   Case  No.:
      3:08CV1601 (AWT)

      On October 20, 2008, Bodnar Capital Management, LLC ("Plaintiff") filed a Complaint against Milton Ault, III, William B. Horne, Lynne Silverstein, Melanie Glazer, Sothi Thillairajah, Scott Livingston, Zealous Holdings, Inc., Ault Glazer Bodnar Investment Management, LLC, Ault Glazer & Co., LLC, et al, for fraud, breach of fiduciary duty, and breach of contract. Plaintiff is seeking $1,523,103 in damages. Filed District Court, Connecticut, and case #3:08CV1601 (AWT). On February 23, 2009, Plaintiff filed a Motion for a Joint and Several Judgments Against Milton Ault, III. Defendants assert the automatic stay re Zealous Holdings, entities that are in Chapter 11 bankruptcy.

      Notice of Ault Bankruptcy has been provided to parties and Court. Present status pending; awaiting info from NY or Conn counsel re motion to set aside / change of Venue per Agreement, parties are negotiating settlement
      .

      MOTIVATED MINDS, LLC V. AULT GLAZER CAPITAL PARTNERS, LLC, ET AL. Superior Court of Arizona Case No.: CV2009-003478.

      Motivated Minds, LLC ("Plaintiff") filed a Complaint against Ault Glazer Capital Partners, LLC and Ault Glazer Asset Management, LLC (collectively referred to as "Defendants"). On February 4, 2009, Plaintiff filed a Complaint against Defendants in the Superior Court of Arizona for Breach of Contract. The case number CV2009-003478. Plaintiff alleges damages in an amount of $500,000, pre and post-judgment interest and attorneys' fees and costs. Defendants are engaging in settlement discussions with Plaintiffs.

      INVESTOR RELATIONS GROUP, INC. V. ZEALOUS TRADING GROUP, INC. New York State Supreme Court Case No.: 602014108.

      The Investor Relations Group, Inc. ("Plaintiff") filed a Complaint against Zealous Trading Group, Inc. ("Defendant") on July 2, 2008 in the Supreme Court of the State of New York, under case number 602014108. In their Complaint, Plaintiff alleges breach of contract, quantum meruit, and account stated. Plaintiff alleges that Defendants failed to pay Plaintiff for services performed in accordance with the investor relations services contract between Plaintiff and Defendants. Plaintiff is seeking compensatory damages in an amount of $41,457 and the accrued interest. On November 14, 2008, the New York Supreme Court entered default against Defendant for failure to answer.

      Defendant asserts the Chapter 11 automatic stay, and is engaging in settlement discussions with Plaintiff.

      Present status pending; awaiting info from NY or Conn counsel re motion to set aside / change of Venue per Agreement

      MOTIVATED MINDS, LLC V. GLOBAL AUTHENTICATIONS HOLDINGS, INC., ET AL. Orange County Superior Court Case No.: 30-2008 00234518.

      Motivated Minds, LLC ("Plaintiff") filed a Complaint against Global Authentication Holdings, Inc. and Ault Glazer Capital Partners, LLC
      (collectively referred to as "Defendants") on December 30, 2008. Plaintiff filed a Limited Civil Complaint against Defendants in the Superior Court of California, in Orange County for breach of promissory note and money lent. Case number is 30-2008 00234518. Plaintiff alleges damages in an amount of $25,000, pre and post-judgment interest and attorneys' fees and costs. Defendants asserted the automatic stay of the chapter 11 bankruptcy. Defendants are also engaging in settlement discussions with Plaintiffs.

      On September 1, 2009, Plaintiff requested the OC Superior Court to enter default against Defendant.

      CALIFORNIA STATE TEACHERS' RETIREMENT SYSTEM V. ZEALOUS TRADING GROUP, INC., ET AL.
      Los Angeles County Superior Court Case No.: SC100669

      California State Teachers' Retirement System ("Plaintiff") filed a Verified Complaint against Zealous Trading Group, Inc., Initiative Legal Group, LLP, Younesi & Yoss, LLC and REM ("Defendants") for Unlawful Detainer. Plaintiff filed their Complaint on November 20, 2008 in the Superior Court of California in Los Angeles County under case number SC100669. Plaintiff seeks damages in an amount of $1,166 per day from November 18, 2008. Defendants filed an answer asserting affirmative defenses on December 8, 2009. Plaintiff issued discovery requests to Defendants on December 23, 2008. Defendants are in the process of propounding and responding to discovery. Defendants are also engaged in settlement discussions with Plaintiff.
      SECTOR 33 CREATIVE V. ADULT ENTERTAINMENT CAPITAL, INC., ET AL.
      Burbank Small Claims Court Case No.: BUR 08S00608

      Sector 33 Creative ("Plaintiff") filed a small claims case against Adult Entertainment Capital, Inc. dba Rock Candy Entertainment under case number BUR 08S00608 in California North Central District Court on October 6, 2008. Plaintiff alleges Defendant failed to pay Plaintiff for services rendered in the development of websites, and Plaintiff is seeking $5,000 in compensatory damages.

      Judgment was entered against Defendants on December 5, 2008.   Defendants
      are currently pursuing settlement negotiations as well as a Motion to Set Aside Default.

      PROFESSIONAL OFFSHORE OPPORTUNITIES FUND LIMITED V. ZEALOUS TRADING GROUP, INC.
      New York State Supreme Court Case No.: 650260

      Professional Offshore Opportunities Fund Limited ("Plaintiff") filed a Complaint against Zealous Trading Group, Inc. ("Defendant") in the Supreme Court of the State of New York, July 23, 2008, Case # 650260. Plaintiff seeks $53,171 + pre-judgment interests for trading breach, $206,972 + default interests for breach of the executed debenture. On January 30, 2009, the Court entered Judgment favor of Plaintiff. On February 3, 2009, Plaintiff filed a Restraining Notice to prevent the sale of property.

      As a result of this judgment, the Company has converted the related debt into shares of the Company's common stock. The Company has recorded a Contingent liability due to forced conversion of debt of $3,000,000 as of December 31, 2009. Due to the fact that several additional parties are filing claims against the CEO of the Company personally, the Company believes it is more conservative to accrue for the potential loss although it is still uncertain at this time. Under the terms of the convertible notes, the Company had the option to force convert the cash notes to equity.

      Defendant has advised Plaintiff of the Ch 11 automatic stay.

      IN RE: ZEALOUS HOLDINGS, INC.
      Central District of California Bankruptcy Court, Case No. 09-11425-ES

      Zealous Holdings, Inc. filed for Chapter 11 Bankruptcy on February 20, 2009, in the U.S. Bankruptcy Court, Central District Case # 09-11425-ES. Zealous Holdings, Inc.'s Ch 11 was converted to a Chp 7

      Company is currently awaiting a no-asset letter from the U S Trustee indicating the closure of the BK proceedings with Zealous Holdings, Inc. Subsequently, the Company will be dissolved as entity of the state of Delaware.

      KENT G. WYATT, SR. V. ADULT ENTERTAINMENT CAPITAL, INC., ET AL. Eighth Judicial District of Nevada Case No.: A574309

      Kent G. Wyatt, Sr. ("Plaintiff") filed a Complaint against Adult Entertainment Capital, Inc. and Zealous Trading Group, Inc. ("Defendants") in the Eighth Judicial District of Nevada Case # A574309 on October 24, 2008. Plaintiff took a default against both Defendants. Plaintiff seeks compensatory, consequential, and restitution damages according to proof at trial. Defendants have reached a settlement of the entire litigation, Plaintiff has been partially compensated.

      LOUIS GLAZER, ET AL. V. MILTON AULT III, ET AL.
      Los Angeles County Superior Court Case No.: BC 407274

      On February 6, 2009, Louis Glazer and Melanie Glazer, Plaintiffs, filed a Complaint in Los Angeles County Superior Court against Milton Charles Ault, III, Kristine Larsen Ault, Adult Glazer & Co., Zealous Holdings, Inc., Zealous, Inc., Zealous Asset Management LLC, and Zealous Capital Markets LLC. Los Angeles County Superior Court Case # BC 407274. Plaintiffs' took defaults against Kristine Larsen Ault, Zealous Inc., and Ault, Glazer & Co, Inc. Trial Date of August 24, 2010 set by Ct.

      Notice of Ault Bankruptcy has been provided to parties and Court. Defendants are engaged in settlement discussion with Plaintiffs, who seek
      $1.6M   damages, and completing discovery responses.

      Defaults of Kristy Ault, Zealous Inc., and Ault, Glazer& Co, Inc, will be set aside: answers will be filed after which we will assert the Arbitration Clause in the Agreement.

       TRANSPACIFIC V ZEALOUS/KEPPER
       ORANGE CO SMALL CLAIMS LAGUNA HILLS
       $2,500 check returned from check cashing store.

      Judgment for $1,500 was entered against Zealous in mid-October 2009, Dismissed as to Kepper

      ALPHA CAPITAL ANSTALT V MILTON CHARLES AULT, III
      New York State Supreme Court Case No.: 602444/09

      Hedge Fund suit against Milton Charles Ault, III, seeking $1M + Damages. Defendant has answered, and is selecting NY Counsel to handle litigation. No dates have been set by the Court. Notice of Ault Bankruptcy has been provided to parties and Court.

      NORTHPOINTE V ZEALOUS TRADING GROUP & AULT GLAZER & CO., INC. Orange Co Superior Ct Case No.: 30-2009 00294865

      Commercial litigation; Plf Northpointe was awarded judgment in the amount $120,000 on October 19, 2009.

      CALIFORNIA LABOR COMMISSIONER CASES:

      HEE KWON V. ADULT ENTERTAINMENT CAPITAL/ZEALOUS INC.
      Labor Commissioner Case No.: 18-75589 KV

      Hee Kwon, Plaintiff, filed a claim for non-payment of wages against Adult Entertainment Capital, Inc. with the Labor Commissioner, State of California. Case # 18-75589 KV. Plaintiff's alleges that defendants owe him $4,000 in wages. Case Dismissed.

      LEONARD KIM V. ADULT ENTERTAINMENT CAPITAL/ZEALOUS INC
      Labor Commissioner Case No.: 18-75590 KV

      Leonard Kim, Plaintiff, filed a claim for non-payment of wages against Adult Entertainment Capital, Inc. with the Labor Commissioner, State of California. The case number is 18-75590 KV. Plaintiff's alleges that defendants owe him $4,500 in wages. Defendants terminated Plaintiff's at-will employment and allege that they do not owe him any wages because they have paid him in full through his termination date.

      Case Dismissed. on October 19, 2009.

      TERESA LYNNE SILVERSTEIN V. ZEALOUS HOLDINGS, INC.
      Labor Commissioner Case No.: 06-90670 BEN

      Teresa Lynne Silverstein, Plaintiff, filed a claim for non-payment of wages against Adult Entertainment Capital, Inc. with the Labor Commissioner, State of California. The case number is 06-90670 BEN. Plaintiff's alleges that defendants owe her $25,0009 in wages. Defendants terminated Plaintiff's at-will employment and allege that they do not owe her any wages because they have paid her in full through her termination date.

      Case Dismissed.

      STEVE RAFALORICH V. AULT GLAZER & CO., INC.
      Labor Commissioner Case No.: 18-76138 KV

      Steve Rafalorich, Plaintiff, filed a claim for non-payment of wages against Ault Glazer & Co., Inc. with the Labor Commissioner, State of California. The case number is 18-76138 KV. Plaintiff alleges that defendants owe him $30,709 in wages. Defendants terminated Plaintiff's at-will employment and allege that they do not owe him any wages because they have paid him in full through his termination date.

      Case Dismissed on October 21, 2009

      NANDITA KUMARASWAMY V. AULT GLAZER & CO., INC.
      Labor Commissioner Case No.: 18-76139 KV

      Nandita Kumaraswamy, Plaintiff, filed a claim for non-payment of wages against Ault Glazer & Co., Inc. with the Labor Commissioner, State of California. The case number is 18-76139 KV. Plaintiff alleges that defendants owe her $9,389 in wages. Defendants terminated Plaintiff's at-will employment and allege that they do not owe her any wages because they have paid her in full through her termination date.

      Case Dismissed. on October 7, 2009

      ROGER COE V. ZEALOUS CAPITAL, INC.
      Docket Number.: 525988

      ROGER COE, Plaintiff, filed a claim for non-payment of wages against ZEALOUS CAPITAL. with the Massachusetts Department of Workforce, in appeal of ruling re earlier start date Docket Number is 525988. Status Pending

      JEANNIE LO BUE V. ZEALOUS, INC.
      Labor Commissioner Case No.: -76295 KV

      Jeannie Lo Bue, Plaintiff, filed a claim for non-payment of wages against Zealous, Inc. with the Labor Commissioner, State of California. Case # - 76295 KV. Plaintiff alleges that defendants owe her $1,435 in wages. .

      Case Dismissed. on October 19, 2009

      GREG FIERROS V. ZEALOUS CAPITAL MARKETS
      Labor Commissioner Case No.: 18-75462 KV

      GREG FIERROS, Plaintiff, filed a claim for non-payment of wages against CAPITAL MARKETS. with the Labor Commissioner, State of California. Case # 18-75462 KV. Plaintiff alleges that defendants owe him $2,000 in wages. .

      Case Dismissed.

ITEM 4.   (REMOVED AND RESERVED)
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is currently quoted on the Pink Sheets, which is sponsored by FINRA. The Pink Sheets is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol "ZLUS.PK."

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


Fiscal Year Ending December 31, 2009

Quarter Ended    	High $  	Low $
December 31, 2009  	$0.0018		$0.0003
September 30, 2009	$0.0023 	$0.0003
June 30, 2009     	$0.0031 	$0.0003
March 31, 2009    	$0.0025 	$0.0003


Fiscal Year Ending December 31, 2008
Quarter Ended    	High $  	Low $
December 31, 2008  	$0.0179		$0.0001
September 30, 2008	$0.1100 	$0.0025
June 30, 2008     	$0.1780 	$0.0190
March 31, 2008    	$0.2600 	$0.0800

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

HOLDERS OF OUR COMMON STOCK

As of August 16, 2010, we had approximately 190 holders of our common stock and a total of 960,162,856 shares issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Transfer Online, Inc. with address at 512 East Salmon Street, Portland, Oregon 97214.

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

RECENT SALES OF UNREGISTERED SECURITIES

On October 15, 2008, the Company was to issue 166,311,335 shares of common stock to its former secured note holders as part of a forced conversion of their outstanding debt under the terms of their agreement. Following a period of negotiation with these note holders in which no agreement was reached, the company issued the share certificates on February 26, 2009. The former secured note holders continue to dispute the proprietary of the conversion of their outstanding debt to equity and thus the matter remains open. During the year ended December 31, 2009, the Company issued 166,311,335 shares of its common stock for conversion of $3,114,490 of its convertible debt and $95,282 of accrued interest on convertible debt into equity.

During the year ended December 31, 2009, the Company also issued 12,000,000 shares of its common stock to one of its shareholders for repayment of debt in the amount of $10,000 and 42,100,000 shares towards payroll payable valued at $42,100.

At various times throughout 2010, the Company issued a total of 47,000,000 shares to Charles Kalina to pay down convertible notes owned by Mr. Kalina. The company is still in final negotiations regarding the amounts to be settled via proceeds of share sales.

On March 3, 2010, the Company issued 1,000,000  shares to John Neal to pay down
a  convertible  note  owned  by  Mr.   Neal.  The  company  is  still  in final
negotiations regarding the amounts to be settled via proceeds of share sales.

On August 31, 2007, the Company issued a convertible note payable to Darren Magot for expenses paid on behalf of the Company. On March 15, 2010, a settlement was reached between Zealous, Inc. and Mr. Magot for equity in lieu of cash for the related note. The shares will be issued in 3rd quarter of 2010.

On March 18, 2010 a settlement agreement was reached between Zealous, Inc. and Kent Wyatt for all the past debt. Mr. Wyatt was issued approximately 50,000,000 shares directly out of a total amount of approximately 65,000,000. The other 15,000,000 shares were issued to Charles J Kalina (10,000,000 shares) and Helene Goldie (5,000,000 shares) as stock sales by Kent to these investors. The company is still in final negotiations regarding the amounts to be settled via proceeds of share sales.

On April 22, 2008, the Company issued a convertible note payable to James Sveinson for expenses paid on behalf of the Company. On April 13, 2010, the Company issued 20,000,000 shares to Mr. Sveinson to pay down the note. The company is still in final negotiations regarding the amounts to be settled via proceeds of share sales.

On June 1, 2006, the Company issued a convertible bridge note to Lori Livingston for expenses paid on behalf of the Company. On May 3, 2010, the Company issued 130,000,000 shares to Ms. Livingston to pay down the note. These shares were disbursed immediately per the request of Ms. Livingston to several parties. The company is still in final negotiations regarding the amounts to be settled via proceeds of share sales.

On May 14, 2010, the Company issued 7,500,000 shares to Randy Hamdan for expenses paid on behalf of the Company. At the time of issuance we valued them at .0015 for a total of $11,250.

On May 14, 2010, the Company issued 17,500,000 shares to Allan Schoenberg to pay down a convertible note owned by Mr. Schoenberg. The company is still in final negotiations regarding the amounts to be settled via proceeds of share sales.

On October 17, 2007, the Company issued a convertible note payable to Paradise Cable for expenses paid on behalf of the Company. On May 14, 2010, the Company issued 40,000,000 shares to Paradise Cable to pay down the note. The company is still in final negotiations regarding the amounts to be settled via proceeds of share sales.

In February 2009, a forced conversion occurred of a convertible promissory note held by Whalehaven, a hedge fund that had invested with the Company. Although the shares were issued in 2009, Whalehaven decided not to take their shares at this time and a liability was recorded by the Company's reflect this. On May 14, 2010, Whalehaven, took the settlement and drew down 15,287,022 shares (previously issued in 2009). As a result, the total liability for these shares has been settled.

In February 2009, a forced conversion occurred of a convertible promissory note held by Enable Growth Fund, a hedge fund that had invested with the Company. Although the shares were issued in 2009, Enable Growth Fund decided not to take their shares at this time and a liability was recorded by the Company's reflect this. On May 20, 2010, Enable Growth Fund, took the settlement and drew down 4,868,942 shares (previously issued in 2009). As a result, the total liability for these shares has been settled.

For the above transaction exempt from registration requirements under Rule 506, the individuals and entities to whom we issued securities are unaffiliated with us. For each of such sales, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act. Each of such persons represented to us that they were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons had access to our Securities and Exchange Commission filings.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information about the common stock that may be issued upon the exercise of options under the equity compensation plans as of August 16, 2010.



PLAN CATEGORY                                               NUMBER OF SHARES   WEIGHTED-AVERAGE    NUMBER OF SHARES
                                                               TO BE ISSUED         EXERCISE           REMAINING
                                                             UPON EXERCISE OF       PRICE OF         AVAILABLE FOR
                                                               OUTSTANDING        OUTSTANDING       FUTURE ISSUANCE
                                                                 OPTIONS,           OPTIONS,          UNDER EQUITY
                                                               WARRANTS AND       WARRANTS AND        COMPENSATION
                                                                  RIGHTS             RIGHTS         PLANS (EXCLUDING
                                                                                                    SHARES REFLECTED
                                                                                                      IN THE FIRST
                                                                                                       COLUMN[1])

Equity compensation plans approved by shareholders             49,200,000           $0.00575             80,072,571
Equity compensation plans not approved by shareholders                 -            $      -                      -

Total                                                          49,200,000           $0.00575             80,072,571

Footnote

[1] The shares issued pursuant to this plan shall not exceed 20% of the outstanding shares of Class A and Class B Common Stock of the Company. There are still 33,655,584 shares registered to be distributed under this plan and given the current outstanding shares, 80,072,571 total shares which could be approved under the plan.

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

      Our Board of Directors and stockholders adopted the Zealous Holdings, Inc., 2007 Stock Incentive Plan, or the 2007 Plan, on October 10, 2007. This plan allows the Company to issue shares of common stock to key employees, officers, directors and other individuals providing bona-fide services to the Company, through stock options, stock appreciation rights, stock awards, phantom stock awards, performance awards or other stock based awards. The Company registered 79,755,584 shares of commons stock for issuance pursuant to the plan on a Form S-8 registration statement on October 14, 2008. In April of 2009, the Company issued 42,100,000 shares pursuant to this plan.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008.

We generated $68,296 in operating revenues for the year ended December 31, 2009 compared to $721,296 in operating revenues for the year ended December 31, 2008. This is because of lesser brokerage commissions generated during the year ended December 31, 2009 compared to year ended December 31, 2008. During the year ended December 31, 2009 and December 31, 2008, we incurred operating expenses of $1,774,065 and $6,375,714, respectively, a decrease of $4,601,649 because of decreased operating activities. We incurred $1,213,236 in interest expense during the year ended December 31, 2009 compared to $4,213,568 in interest expense during the year ended December 31, 2008 because of interest expense on the decreased liabilities as of December 31, 2009. Interest expense of $1,213,236 included a non-cash component attributable to increase in principle amount of a note payable to a shareholder penalty. The net loss figures for the year ended December 31, 2009 and 2008 were $5,994,582 and $12,075,516, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had a bank overdraft of $2,984 on December 31, 2009. The available cash balance as at December 31, 2008 was $4,217. We had $0 in restricted cash as on December 31, 2009 and $268,399 in restricted cash on December 31, 2008. Payable to clearing broker and managed funds were $0 on December 31, 2009 as compared to payable from clearing broker and managed funds of $9,853 on December 31, 2008. Investments in affiliated entities on December 31, 2009 stood at $996 as compared to $6,679 on December 31, 2008. The company is party to a Clearing Agreements with Wedbush Morgan Securities, Inc. and Legent Securities on a fully disclosed basis to provide custodial and clearing services for the Company. These custodial and clearing services include custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreements can be cancelled at any time for cause or upon 31 days written notice. The Company is required to maintain a minimum deposit of $100,000 with its clearing broker, which is included in deposit with clearing broker in the accompanying statement of financial condition. Deposit with clearing brokers as on December 31, 2009 was $25,714 as compared $104,730 as on December 31, 2008. Net investment in fixed assets as on December 31, 2009 was $208,159 as compared to $293,779 as on December 31, 2008. There were no additional investments in fixed assets in the year ended December 31, 2009 as compared to $26,150 in year ended December 31, 2008. Accounts payables and accrued liabilities as on December 31, 2009 were $4,114,647 as compared to $2,479,820 on December 31, 2008. Non-convertible notes payable as on December 31, 2009 were $5,901,027 as compared to $4,625,973 as on December 31, 2008. We are currently negotiating with various secured and unsecured creditors to settle any notes in default by refinancing and/or renegotiating the terms of repayment of such notes.

Non-convertible notes payable as on December 31, 2009 were $5,901,027 compared to $5,105,973 as on December 31, 2008. Lines of credit as on December 31, 2009 were $998,416 compared to $998,416 as on December 31, 2008. In 2008, we issued various convertible notes payable amounting to $5,122,500. These convertible notes mature at various times within one year from date of issuance, have an interest rate ranging from 5% to 15% and include an option to convert the notes to common stock at a conversion price of $0.02 per share. The balance on these convertible notes payable as on December 30, 2009 was $547,500. Convertible notes payable as on December 31, 2008 were $3,661,991.

During the year ended December 31, 2009, we issued 166,311,335 shares of our common stock to convert the principle balance of $3,114,490 of our convertible notes and related accrued interest of $95,282 into stock of the company. All notes are in default as on December 31, 2009. We are currently negotiating with various secured and unsecured creditors to settle the notes in default by refinancing and/or renegotiating the terms of repayment of such notes.

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

The following table shows the amount of convertible notes payable and secured convertible debentures as on December 31, 2009:


Convertible notes payable     	$442,500

Secured convertible debentures   105,000
Total as on December 31, 2009 	$547,500

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

During the year ended December 31, 2008, in connection with the Merger, the Company issued 1,600,000 stock options pursuant to its Stock Incentive Plan to holders of options from Zealous Holdings that were previously issued at an exercise price of $1.00 and a term of 10 years as follows:


Number of Options	Vesting Schedule      	Grant Date
467,500          	Vested                	 2/11/08
427,500          	Vested                	 2/11/08
 75,000           	Vested                	 12/1/07
 25,000           	Vested                	12/12/07
 50,000           	Vested                	 2/11/08
 40,000           	Vested                	 1/22/08
100,000          	Vested                	 12/1/07
100,000          	Vested                	12/12/07
 40,000           	4 year from Grant Date	 2/11/08
 50,000           	Vested                	  5/9/08
225,000          	*See  Below           	 2/11/08

*50,000 vests upon registration statement becoming effective; 50,000 vests upon one full year from September 3, 2007 of Company not receiving an "E"; and 125,000 upon Company being listed on a national stock exchange.

The Company uses the Fair Value Method in accordance with ASC Topic 718, "Compensation - Stock Compensation", (formerly SFAS No. 123R, "Share Based Payment,") for accounting of stock based compensation. The fair value of these stock options was determined using the Company's historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate                       	4%
Dividend yield                       	0%
Weighted average expected volatility 	123.41%
Weighted average expected option life	10 yrs

We do not foresee any forfeiture of options.

The following table shows the total number of options outstanding as on December 31, 2009:


                                                                   Shares
								---------

Total options outstanding as on December 31, 2008               1,600,000
Add: Options issued in 2009                                             -
Total Options outstanding as on December 31, 2009               1,600,000
								=========
                                                                  817,000
								---------

Total number of options exercisable as on December 31, 2009



Weighted Average exercise price of options outstanding as on December 31, 2009 is $1.00 per share.

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

Critical Accounting Policies

Use of Estimates

The application of our accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. These estimates bear the risk of change due to the inherent uncertainty attached to the estimate and are likely to differ to some extent from actual results. Critical accounting policies requiring use of estimates are share based payments and contingent liabilities.

Revenue Recognition

The Company recognizes sales of health and wellness products as they are shipped. Shipping and delivery costs are included in cost of sales. Real estate consulting fees are recognized when earned. All commission expense, if any, associated with revenues are recorded in general and administrative expenses. Membership revenue is recognized at time of payment while ad revenue is recognized upon a signed contract and artwork is provided or approved.

Stock based Compensation

The Company follows the provisions of ASC Topic 718, "Compensation - Stock Compensation", (formerly SFAS No. 123R, "Share Based Payment,") in calculating stock based compensation. ASC Topic 718 addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under ASC Topic 718, stock-based awards result in a cost that will be measured at fair value on the award's grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or of the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC Topic 505, "Equity", (formerly Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.")

RECENT ACCOUNTING PRONOUNCEMENTS

The following Recent Accounting Pronouncements are disclosed as they may be applicable to the Company's operations and could have an impact on the Company's financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards on July 1, 2009, and all other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The adoption of the Codification did not have a material impact on our consolidated financial statements and results of operations.

In April 2009, the FASB amended its existing standards for accounting and disclosures related to certain financial instruments including: (a) providing additional rules for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased;
(b) identifying  circumstances  that  indicate a transaction  is  not  orderly;
(c) amending the other-than-temporary impairment rules for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements; and (d) requiring enhanced disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements. The new standards were required to be adopted for interim periods ending after June 15, 2009. Implementation of this standard does not have a material impact on our financial statements.

In April 2009, the FASB issued accounting standards under ASC Topic "Financial Instruments" (previously FASB Staff Position ("FSP") SFAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1) which extend the annual financial statement disclosure requirements for financial instruments to interim reporting periods of publicly traded companies. Implementation of this standard does not have a material impact on our financial statements.

In April 2009, the FASB issued guidance that applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis, then an entity may separate other-than temporary impairments into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) all other amounts (recorded in other comprehensive income). Implementation of this standard does not have a material impact on our financial statements.

Effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity, the Codification will require more information about transfers of financial assets, including securitization transactions, and transactions where entities have continuing exposure to the risks related to transferred financial assets. The Codification eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures about an entity's involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. We do not expect the adoption of these Codification updates to have a material impact on our consolidated financial statements and results of operations.

In April 2009, the FASB amended its existing standards for accounting and disclosures related to certain financial instruments including: (a) providing additional rules for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased;
(b) identifying  circumstances  that  indicate a transaction  is  not  orderly;
(c) amending the other-than-temporary impairment rules for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements; and (d) requiring enhanced disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements (Note 10). The new standards were required to be adopted for interim periods ending after June 15, 2009 and did not impact the Company's financial statements.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310):
Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, there were no off balance sheet arrangements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements annexed to this annual report.

ITEM 9.   CHANGES IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
FINANCIAL
         DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

 Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2009, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that a material weakness existed in our internal control over financial reporting as of December 31, 2009 and as a result our disclosures controls and procedures were not effective.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable, but not absolute, assurance that our financial statements are prepared in accordance with U.S. GAAP. We assess the effectiveness of our internal controls based on the criteria set forth in the Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. In performing the assessment, our management identified a material weakness in internal control over financial reporting as of December 31, 2009. Specifically, we had the following significant deficiencies at December 31, 2009:

   -  The   company   currently  only  has  one  employee   to   oversee   bank
      reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

   - The Company lacks personnel with the experience to properly analyze and record complex transactions in accordance with GAAP.

   - The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

   - The Company has not achieved the optimal level of segregation of duties relative to key financial reporting functions

   - The Company does not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management's view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company's financial statements.

   - The Company has not achieved an optimal segregation of duties for executive officers of the Company.

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

REMEDIATION
The Company will be utilizing the assistance of an outside consultant to assist with the remediation of the material weaknesses in internal control noted above. No further remediation has occurred at this time.

AUDITOR ATTESTATION

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

INHERENT LIMITATION ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

ITEM 9B.   OTHER INFORMATION

None
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information sets forth the names of our current directors and executive officers, their ages as of December 31, 2009 and their present positions.


NAME              	AGE	POSITION HELD WITH THE COMPANY

Chris Rainbolt    	45 	Chief Executive Officer, COB
Lew Graham        	65 	Secretary
James Kevin Adkins	44 	Director

Set forth below is a brief description of the background and business experience of executive officers and directors.

      CHRIS RAINBOLT, CEO
      Chris comes from a family that for three generations has played a role in the oil & gas industry primarily in Oklahoma and Texas. He founded and was CEO of Rainbolt Group Consulting which was focused on the investing in and the financing of oil & gas opportunities. Prior to this, Chris was the managing director of an investment banking firm on the West Coast, as well as a partner in a successful Fund of Funds hedge fund. A graduate of Oklahoma University in Finance.

      James Kevin Adkins, Director, COO (Consultant)
      Kevin is jointly responsible  for  managing  all  aspects  of  CoreStream
      Energy's daily operations. His expertise consists of consulting strategically with customers and suppliers, negotiating complex contractual agreements, and helping CoreStream Energy maximize its presence and value in the financial marketplace. Prior to joining CoreStream Energy, Kevin spent twenty-two years in the commercial banking and commercial equipment finance industries working with various clients, including many oil and gas companies, to consult, structure and execute hundreds of millions of dollars in financing agreements. With sales and management experience in start-up, origination and syndication functions and a strong financial and documentation background, Kevin received his Bachelor's Degree in Finance from the University of Oklahoma in 1987 and an MBA from the University of Kansas in 1992.

       Lew Graham, Secretary
      Mr. Graham has over 15 years' experience trading personal and proprietary portfolios. He has an extensive analytical background and received training in technical analysis, portfolio management and strategic trading from Pristine and Valez Capital Management. He has a diverse background in military and commercial aviation, engineering, computer simulation, marketing, business development, strategic planning and local and international commercial real estate development. He served in Viet Nam as a Marine jet pilot. Lew has agreed to remain as Secretary of the company during the divestment period of the next six months.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of our Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports we received and on written representations from reporting persons, we believe that the directors, executive officers, and greater than ten percent (10%) beneficial owners have filed all reports required under
Section 16(a) during the Company's fiscal year ended December 31, 2009.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and President and each of our other officers whose compensation exceeded $100,000 for each of the Company's last two completed fiscal years.

												  Change  in
												  Pension Value
												  Qualified
Name     &      Year      Salary         Bonus       Stock        Option       Non-Equity         and Non-         All Other		Total
Principal                 ($)            ($)         Awards       Awards       Incentive          Qualified	   Compensation		($)
Position                                             ($)          ($)          Plan               Deferred     	   ($)
                                                                               Compensation       Compensation
                                                                               ($)                Earnings ($)
-----------     ----       ----------     ---	     ----	  ----	       -------------	  ------------	  ------------		--------

Milton  C.      2009       $100,000       N/A         N/A-         N/A          N/A--              N/A             $N/A 		$100,000
Ault III

                2008       $200,000       N/A         N/A-         N/A          N/A--              N/A             $N/A			$200,000





NARRATIVE DISCLOSURE TO THE SUMMARY COMPENSATION TABLE

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers or directors since our inception.


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no grants of options to purchase our common stock to the named executive officers at December 31, 2009

DIRECTOR COMPENSATION

Michael  Edwards  (Director)  has  received  approximately   $3,000.00  dollars
compensation for their respective services rendered to the company for the year ended December 31, 2009.

EMPLOYEE BENEFIT PLANS

The Company has no employee benefit plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
          STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of December 31, 2009, by (1) all persons who are beneficial owners of 5% or more of our voting securities,
(2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing
(a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 631,032,858 Shares of Common Stock issued and outstanding as of December 31, 2009.



NAME AND ADDRESS OF BENEFICIAL 			AMOUND AND
OWNERS OF COMMON STOCK		TITLE OF CLASS	NATURE OF BENEFICIAL OWNERSHIP	% OF COMMON STOCK
------------------------------ 	--------------  ------------------------------ ------------------

Milton C. Ault, III             Common Stock    	184,530,333[2]             22.72%[3]


Michael Edwards  		Common stock        	    635,000   			*[4]

DIRECTORS AND OFFICERS - TOTAL  COMMON STOCK    	185,573,706                   23.03%

5% SHAREHOLDERS
Enable Growth Partners, LLC                       	 41,386,011                    6.55%
The Glazer Family Partnership, LP                	126,464,150                   20.04%
Lori  Livingston                                  	 52,754,466                    8.36%


Footnotes

[2] Includes 180,963,706 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock. Also includes 1,847,877 shares of common stock and 1,718,750 shares of common stock issuable upon exercise of warrants held by the George V. Johnson & Henrietta Johnson Survivor's Trust and George
V. Johnson Trust Dated 12/10/1970. Kristy Ault, the wife of Todd Ault, is the trustee of such trusts and Mr. Ault disclaims beneficial ownership of such shares.

[3] This percentage is based upon 811,996,564 shares being issued and outstanding, which is the sum of the current issued and outstanding of 631,032,858 and the conversion of the Series A Convertible Preferred Stock into 180,963,706 shares of Common Stock.

[4] * Less than 1%.



ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
INDEPENDENCE

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the fiscal year ended December 31, 2009 or in any presently proposed transaction which, in either case, has or will materially affect us.

As of the date of this annual report, our common stock is traded on the Pink Sheets. The Pink Sheets does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company's annual financial statements for the years ended:

Financial Statements
for the Year Ended	Audit 		Tax Fees	Other Fees
December 31, 2009       35,000   	-        	-
December 31, 2008       30,000   	-        	-

                                    PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES


           Index to Financial Statements Required by Article 8 of Regulation S-
                 X:

AUDITED FINANCIAL STATEMENTS:

F-1   Report of Independent Registered Public Accounting Firm

F-2   Consolidated  Balance  Sheets  as  of December 31, 2009  and December 31,
      2008;

F-3 Statements of Operations for the year ended December 31, 2009, and the periods from inception to
      December 31, 2008, and from inception to December 31, 2009;

F-4 Statement of Stockholders' Equity for period from inception to December 31, 2009;

F-5 Statements of Cash Flows for the year ended December 31, 2009, and the periods from inception to December 31, 2008, and from inception to December 31, 2009;

F-6   Notes to Financial Statements


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



CoreStream Energy, Inc. f/k/a Zealous, Inc.


By: /s/ Chris Rainbolt
CEO
August 16, 2010

      In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




By: /s/James Kevin Adkins
Director
August 16, 2010





Footnotes

[2] Includes 180,963,706 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock. Also includes 1,847,877 shares of common stock and 1,718,750 shares of common stock issuable upon exercise of warrants held by the George V. Johnson & Henrietta Johnson Survivor's Trust and George
V. Johnson Trust Dated 12/10/1970. Kristy Ault, the wife of Todd Ault, is the trustee of such trusts and Mr. Ault disclaims beneficial ownership of such shares.

[3] This percentage is based upon 811,996,564 shares being issued and outstanding, which is the sum of the current issued and outstanding of 631,032,858 and the conversion of the Series A Convertible Preferred Stock into 180,963,706 shares of Common Stock.

[4] * Less than 1%.

                  CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                         (Formerly Zealous, Inc.)


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                	PAGE
                                                                	NUMBER
Report of Independent Registered Public Accounting Firm			F1

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 AND         	F2
DECEMBER 31, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED       	F3
DECEMBER 31, 2009 AND 2008

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE YEARS   	F4
ENDED DECEMBER 31, 2009 AND 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED       	F5
DECEMBER 31, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,   	F6-24
2009 AND 2008

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Zealous, Inc. and Subsidiaries
(formerly known as Adult Entertainment Capital, Inc.
 and Zealous Trading Group, Inc)


We have audited the accompanying consolidated statements of financial condition of Zealous, Inc. and Subsidiaries ("the Company") as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not achieved profitable operations, has insufficient working capital to fund ongoing operations and expects to incur further losses. These matters raise a substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Berkovits & Company, LLP

Ft. Lauderdale, Florida
May 18, 2009

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Zealous, Inc and Subsidiaries
Tustin, CA

We have audited the accompanying balance sheet of Zealous, Inc. and Subsidiaries as of December 31, 2009 and the statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zealous, Inc. and Subsidiaries as of December 31, 2009 and the results of its operations and cash flows for the year ended December 31, 2009 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and the Company has not generated sufficient revenue to cover its operation expenses, which all raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
August 15, 2010



                 2580 ANTHEM VILLAGE DR., HENDERSON, NV  89052
          TELEPHONE (702) 563-1600 FACSIMILE (702) 920-8049



                  CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                         (Formerly Zealous, Inc.)
                      CONSOLIDATED BALANCE SHEETS

ASSETS                                             DECEMBER 31, 2009   		DECEMBER 31, 2008

CASH                                               $         -                 	$      4,217
RESTRICTED CASH                                              -                       268,399
INVESTMENT IN EQUITY SECURITIES OF AFFILIATE               996                 	       6,679
INVENTORY                                               55,351              	           -
REAL ESTATE NOTE RECEIVABLE, NET                             -                             1
DEPOSIT WITH CLEARING BROKER                            25,714              	     104,730
PREPAID EXPENSES                                             -                        11,602
DEPOSITS ON COMPUTER SOFTWARE AND                            -                        25,002
						   -----------			------------
  TOTAL CURRENT ASSETS                                  82,061              	     420,630
						   -----------			------------
PROPERTY AND EQUIPMENT, NET                            208,159             	     293,779
						   -----------			------------
 TOTAL ASSETS                                      $   290,220           	$    714,409
						   ===========			============

     LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
BANK OVERDRAFT                                     $     2,984              	$         -
PAYABLE CLEARING BROKER                                      -                        9,853
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES             4,114,647           	  2,479,820
NON-CONVERTIBLE DEBT                                 5,901,027           	  4,625,973
CONTINGENT LIABILITY DUE TO FORCED                   3,000,000           	          -
CONVERSION OF DEBT
CONVERTIBLE DEBT                                       547,500             	  3,661,991
STOCK PAYABLE                                          305,844             	    305,844
						   -----------			------------
  TOTAL CURRENT LIABILITIES                         13,872,002           	 11,083,481

LONG TERM PORTION OF NON-CONVERTIBLE DEBT                    -                      480,000
						   -----------			------------
      TOTAL LIABILITIES                             13,872,002          	 11,563,481

STOCKHOLDERS' DEFICIT:
  PREFERRED STOCK, PAR VALUE $0.01, 10,000,000           1,996               	      1,996
  SHARES AUTHORIZED, 199,607 SHARES
  SERIES A CONVERTIBLE PREFERRED SHARES ISSUED
  AND OUTSTANDING ON DECEMBER 31, 2009
  COMMON STOCK, PAR VALUE $0.001, 1,500,000,000        631,034             	    410,622
  SHARES AUTHORIZED, 631,032,858 AND 410,621,523
  SHARES ISSUED AND OUTSTANDING ON DECEMBER 31,
  2009 AND DECEMBER 31, 2008, RESPECTIVELY
  ADDITIONAL PAID-IN CAPITAL                         9,595,950           	  6,554,490
  ACCUMULATED DEFICIT                              (23,810,762)        		(17,816,180)
     TOTAL STOCKHOLDERS' DEFICIT                   (13,581,782)        		(10,849,072)
						   -----------			------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $   290,220           	$   714,409
						   ===========			============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

       F2


                  CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                         (Formerly Zealous, Inc.)
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                           YEAR ENDED          		YEAR ENDED
                                           DECEMBER 31, 2009   		DECEMBER 31, 2008
REVENUES

 SALES                                     $    68,296            	$          -
 COMMISSIONS                                         -                       698,269
 REAL ESTATE CONSULTING INCOME                       -                         5,554
 INTEREST INCOME                                     -                        17,473
					    ----------			  ----------
 TOTAL REVENUE                                  68,296              	     721,296

COST OF GOODS SOLD                             107,368             	           -
					    ----------			  ----------
GROSS (LOSS) PROFIT                            (39,072)            	     721,296

OPERATING EXPENSES

 GENERAL AND ADMINISTRATIVE                    515,657             	   2,027,255
 SALARIES AND BENEFITS                         541,679             	   2,606,650
 PROFESSIONAL FEES                             230,647             	     512,736
 CONSULTING EXPENSE                                  -                        71,500
 RENT                                          394,778             	     482,091
 DEPRECIATION AND AMORTIZATION                  85,621              	     102,455
 REALIZED LOSSES, NET                                -                       252,582
 UNREALIZED LOSSES (GAINS), NET                  5,683               	     320,445
					    ----------			  ----------
   TOTAL OPERATING EXPENSES                  1,774,065           	   6,375,714

 LOSS BEFORE OTHER EXPENSES                 (1,813,137)         	  (5,654,418)

OTHER (EXPENSES) INCOME:

  INTEREST EXPENSE                          (1,213,236)         	  (4,213,568)
 IMPAIRMENT LOSSES                                   -                     2,262,054)
 GAIN ON SALE OF SECURITIES PREVIOUSLY          28,739              	           -
 IMPAIRED
 INTEREST INCOME                                 2,000               	           -
 CONTINGENT LOSS                            (3,000,000)         	           -
 OTHER INCOME, NET                               1,052               	      54,524
					    ----------			  ----------
TOTAL OTHER EXPENSES                        (4,181,445)         	  (6,421,098)
					    ----------			  ----------
 NET LOSS                                  $(5,994,582)       		$(12,075,516)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES    536,203,231         	 397,764,118
OUTSTANDING-BASIC
NET LOSS PER SHARE - BASIC                 $     (0.01)            	$      (0.03)



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

        F3


                  CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                         (Formerly Zealous, Inc.)
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


		          PREFERRED STOCK              COMMON STOCK
		       SHARES       AMOUNT      SHARES             AMOUNT         ADDITIONAL      ACCUMULATED       TOTAL
                                                                                  PAID IN         (DEFICIT)
                                                                                  CAPITAL
		      =========    =========     ============	   =========	  ===========	  ============	      =============
BALANCE, DECEMBER      -            $-           459,981,786        $459,982      $1,174,523       (5,740,664)         (4,106,159)
31, 2007

SHARES ISSUED -        -            -             11,796,917          11,797         931,956                -              43,753
SOFTWARE
PURCHASE
AGREEMENT
TOLTD

SALE OF STOCK FOR      -            -              4,250,000           4,250          165,750               -              170,000
CASH

SHARES ISSUED FOR      -            -             73,032,017          73,032        1,379,477               -            1,452,509
REPAYMENT
 OF DEBT

SHARES ISSUED FOR      -            -              9,939,477           9,940          139,870               -              149,810
PAYMENT OF
ACCRUED INTEREST

SHARES ISSUED FOR      -            -             15,130,094          15,130         245,898                -              261,028
SERVICES

RECAPITALIZATION       199,607      1,996      (163,508,768)        (163,509)      2,517,016                -            2,355,503
PURSUANT TO
REVERSE MERGER

NET LOSS FOR 2008      -            -                    -                 -              -        (12,075,516)        (12,075,516)
		      =========    =========     ============	   =========	  ===========	  ============	      =============
BALANCE, DECEMBER      199,607      $1,996      410,621,523         $410,622      $6,554,490      $ (17,816,180)      $(10,849,072)
31, 2008

SHARES ISSUED FOR       -            -          167,724,550          167,724       2,956,766                   -         3,124,490
REPAYMENT
OF DEBT

SHARES ISSUED FOR      -            -            10,586,783           10,588         84,694                    -            95,282
PAYMENT OF
ACCRUED INTEREST

SHARES ISSUED IN       -            -            42,100,000           42,100             -                    -             42,100
LIEU OF
PAYROLL

NET LOSS               -            -                    -                 -             -           (5,994,582)        (5,994,582)
		      =========    =========     ============	   =========	  ===========	  ============	      =============
BALANCE DEC. 31,       99,607       $1,996           631,032,856    $631,034      $9,595,950       $(23,810,762)      $(13,581,782)
2009

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

       F4

                  CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                         (Formerly Zealous, Inc.)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED          		YEAR ENDED
                                                  DECEMBER 31, 2009   		DECEMBER 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS                                          $(5,994,582)       		$(12,075,516)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN  OPERATING ACTIVITIES:
 DEPRECIATION EXPENSE                                  85,621              	      102,455
  CONTINGENT LOSS                                   3,000,000           	            -
 BAD DEBTS WRITTEN OFF                                      -                         941,593
 AMORTIZATION OF DEBT DISCOUNT                              -                       1,988,309
 AMORTIZATION OF DEFERRED FINANCING COST                    -                       1,432,125
 IMPAIRMENT LOSSES                                          -                       2,262,054
 UNREALIZED (GAINS)/LOSSES                              5,683               	      320,445
  PENALTIES ACCRUED TO NOTE PAYABLE                   607,447              	            -
 STOCK BASED COMPENSATION EXPENSE                           -                         261,028
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  BANK OVERDRAFT                                        2,984               	            -
   DEPOSIT WITH CLEARING BROKER                        79,017              	      435,255
   LOANS AND RECEIVABLES                                    -                         616,106
   RESTRICTED CASH                                    268,399             	            -
   INCREASE IN INVENTORY                              (55,351)            	            -
   PREPAID EXPENSES                                    11,602              	       62,500
   DEPOSITS                                            25,002              	     (510,294)
   ACCOUNTS PAYABLES AND ACCRUED LIABILITIES        1,762,355           	    2,307,335
						   -----------		        --------------
 NET CASH USED IN OPERATING ACTIVITIES               (201,823)           	   (1,856,605)
CASH FLOWS FROM INVESTING ACTIVITIES
 ACQUISITION OF NET LIABILITIES IN MERGER                   -                        (793,086)
 PURCHASE OF PROPERTY AND EQUIPMENT                         -                         (26,150)
 PAYMENTS TOWARDS ACQUISITION OF                            -                         (50,000)
SOFTWARE -TOLTD
 SALE OF FINANCIAL INSTRUMENTS, NET                         -                         748,412
						   -----------		        --------------
 NET CASH (USED IN) PROVIDED BY                             -                        (120,824)
INVESTING ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES
   PROCEEDS FROM NOTES PAYABLE                        226,346             	    1,820,120
   REPAYMENT OF NOTES PAYABLE                         (28,740)            	      (25,000)
   PROCEEDS FROM SALE OF STOCK                              -                         170,000
						   -----------		        --------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES            197,606             	    1,965,120
						   -----------		        --------------
NET CHANGE IN CASH                                     (4,217)             	      (12,309)
CASH, BEGINNING OF YEAR                                 4,217               	       16,526
CASH, END OF YEAR                                 $        0          		$       4,217


SUPPLEMENTAL DISCLOSURE OF NON-CASH AND CASH FLOW INFORMATION:

STOCK ISSUED FOR CONVERSION OF DEBT               $ 3,124,491         		$ 1,452,509
STOCK ISSUED FOR PAYMENT OF ACCRUED INTEREST      $    95,281   		$   149,810
STOCK ISSUED FOR PAYMENT OF ACCRUED PAYROLL       $    42,100      		$         -
STOCK ISSUED FOR ASSET ACQUISITION                $        -           		$ 1,158,073
CASH INTEREST PAID                                $        -           		$   121,605

The accompanying notes are an integral part of these consolidated financial statements.

       F5



                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008


1.     INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

       Incorporation and Nature of Operations

       CoreStream Energy, Inc (formerly known as Zealous, Inc.), is a holding company previously known as Adult Entertainment Capital, Inc. and Zealous Trading Group, Inc. Zealous, Inc. ("the Company"), is engaged in gas and oil exploration and development and conducts business through its various subsidiaries and was originally incorporated under the laws of the state of Nevada on September 25, 1978. Through the years the Company has gone through various name changes as a result of its different business plans.

       On June 4, 2010, Zealous, Inc. changed its core business model and its name to CoreStream Energy, Inc. In conjunction with this event, Milton
       C. Ault III resigned as Chairman of the Board, President and Chief Executive Officer. Chris Kelley resigned as Corporate Secretary and Chris Rainbolt was appointed President, Chief Executive Officer and Chairman of the Board. The Company filed with the Secretary of State of Nevada in order to effectuate this name change and change of officers.

       On July 22, 2010 all the assets and liabilities of the previous operations of Zealous, Inc. prior to July 22, 2010, have been placed in an escrow account where all distribution and resolution is proceeding.

       The Company focuses on primarily two areas, pursuing opportunities to drill in areas with proven reserves and to purchase existing production with large geological offset opportunities.


       Zealous Holdings Inc., a subsidiary of the Company, is a holding company whose subsidiaries were engaged in various financial services businesses including investment banking, trading services, and asset management services. Zealous Holdings Inc. raised capital for small and microcap public companies and select private issuers and was also involved in the development of its Zealous Alternative Trading System ("ZATS"). During the fourth quarter of 2008 as the economic conditions and uncertain investment climate worsened, the Company was no longer able to obtain the necessary financing to continue to fund its financial services operations and maintain the capital requirement of Zealous Capital Markets, LLC, its broker-dealer subsidiary. These conditions caused the Company to shut down the operations of Zealous Capital Markets, LLC in January 2009. On April 2, 2009, the Board of Directors of the Company agreed to cease the business activities of, close down and dissolve its wholly owned subsidiary Zealous Real Estate Consulting, LLC., a consumer mortgage negotiations company, effective May 31, 2009. During the year ended December 31, 2009, the Company established Health and Wellness Partners, Inc. which is engaged in distribution of all natural herbal products that improve the body, mind and spirit of consumers. These health and wellness products include Liquid Ice (an energy drink) and Rock Hard Weekend (a male performance pill) and Surge, a line of sexual performance supplements for both men and women.  The  Company  also established Zealous Interactive,  Inc.  which
       operates  a  multiple  media   related   business,   including  a  print
       publication and Internet URLs.

       F6
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

       Going Concern

       At December 31, 2009, the Company had not achieved profitable operations, had insufficient working capital to fund ongoing operations and expects to incur further losses. These circumstances raise a substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. Management believes that the Company may not be able to obtain additional funds from debt or equity financing due to current economic conditions.

       After evaluating the current economic circumstances and investment climate, management believes that it is in the best interest of the company to exit the financial services business. Management plans to generate revenue through the exploration and development of oil and gas wells and sell the commodities. The Company has placed into escrow all of its assets and liabilities prior to July 22, 2010 for liquidation. The two operating subsidiaries will continue to sale of health and wellness products and operating a multiple media related business, including a print publication, Internet URLs and launching a commercial broadcast network

       These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations. Realization values may be substantially different from carrying values as shown. These consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

2.     SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

       These annual consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Zealous Holdings, Inc., Zealous Capital Markets, LLC, Zealous Asset Management, LLC, Zealous Real Estate Consulting, Health and Wellness Partners and Zealous Interactive. All intercompany balances and transactions have been eliminated in consolidation.

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

       F7
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

       Stock based Compensation

       The Company follows the provisions of ASC Topic 718, "Compensation - Stock Compensation", (formerly SFAS No. 123R, "Share Based Payment,") in calculating stock based compensation. ASC Topic 718 addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under ASC Topic 718, stock-based awards result in a cost that will be measured at fair value on the award's grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.

       The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or of the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC Topic 505, "Equity", (formerly Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.")

       Basic and Diluted Net Loss Per Share

       The Company computes net loss per share in accordance with ASC Topic 260, "Earnings Per Share", (formerly SFAS No. 128, "Earnings Per Share"). ASC Topic 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method and convertible debt using the if-converted method. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

       Revenue Recognition

       The Company recognizes sales of health and wellness products as they are shipped. Shipping and delivery costs are included in cost of sales. Real estate consulting fees are recognized when earned. All commission expense, if any, associated with revenues are recorded in general and administrative expenses. The Company recognizes revenue from membership sales at the time of payment and recognizes revenue from ad sales at the time a contract is signed and the artwork is either provided or approved by the client. The Company recognizes revenue from CoreStream operations from leaseholds at the time of the lease is signed by the sublessee and from production at the time the commodity is paid for in the open market.

       Cash and Cash Equivalents

       Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

       F8
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

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

       Impairment of Long-Lived Assets

       In accordance with ASC Topic 360, "Property, Plant, and Equipment", (formerly SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"), the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

       Income taxes

       The Company adopted ASC Topic 740, "Income Taxes", (formerly SFAS No. 109, "Accounting for Income Taxes"). Pursuant to ASC Topic 740, deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the respective tax bases. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the periods in which those differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Potential benefits of net operating losses have not been recognized in the financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

       On January 1, 2007, the Company adopted the new provisions of ASC Topic 740, (formerly FIN 48, "Accounting for Uncertainties in Income Taxes"). FIN 48 clarifies the requirements of SFAS No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two step approach to recognizing and measuring tax benefits when the benefits' realization is uncertain. The first step is to determine whether the benefit is to be recognized, the second step is to determine the amount to be recognized.

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

       F9
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

       Recent Accounting Pronouncements

       In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards on July 1, 2009, and all other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The adoption of the Codification did not have a material impact on our consolidated financial statements and results of operations.

       In April 2009, the FASB amended its existing standards for accounting and disclosures related to certain financial instruments including:
       (a) providing additional rules for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances that indicate a transaction is not orderly; (c) amending the other-than-temporary impairment rules for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements; and (d) requiring enhanced disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements. The new standards were required to be adopted for interim periods ending after June 15, 2009. Implementation of this standard does not have a material impact on our financial statements.

       In April 2009, the FASB issued accounting standards under ASC Topic "Financial Instruments" (previously FASB Staff Position ("FSP") SFAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1) which extend the annual financial statement disclosure requirements for financial instruments to interim reporting periods of publicly traded companies. Implementation of this standard does not have a material impact on our financial statements.

       In April 2009, the FASB issued guidance that applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis, then an entity may separate other-than temporary impairments into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) all other amounts (recorded in other comprehensive income). Implementation of this standard does not have a material impact on our financial statements.

       Effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity, the Codification will require more information about transfers of financial assets, including securitization transactions, and transactions where entities have continuing exposure to the risks related to transferred financial assets. The Codification eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures about an entity's involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. We do not expect the adoption of these Codification updates to have a material impact on our consolidated financial statements and results of operations.

       F10
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

       In April 2009, the FASB amended its existing standards for accounting and disclosures related to certain financial instruments including:
       (a) providing additional rules for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances that indicate a transaction is not orderly; (c) amending the other-than-temporary impairment rules for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements; and (d) requiring enhanced disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements. The new standards were required to be adopted for interim periods ending after June 15, 2009 and did not impact the Company's financial statements.

       In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

       In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic
       310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

       In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue
       Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

       In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

       F11
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

       Reclassifications

       Certain comparative figures relating to non-convertible debt have been reclassified to conform to the current period's presentation.

3.     STOCKHOLDERS' EQUITY

       Equity issuances

       During the year ended December 31, 2009, the Company issued 166,311,335 shares of its common stock for conversion of $3,114,490 of its convertible debt and $95,282 of accrued interest on convertible debt into equity. The Company also issued 12,000,000 shares of its common stock to one of its shareholders for repayment of debt in the amount of $10,000. During the year ended December 31, 2009, the Company issued 42,100,000 shares towards payroll payable valued at $42,100



4.     DEPOSIT WITH CLEARING BROKER

       The Company was a party to Clearing Agreements with Wedbush Morgan Securities, Inc. and Legent Securities on a fully disclosed basis to provide custodial and clearing services for the Company's financial services business. These custodial and clearing services include custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreements were cancelled during the year ended December 31, 2009. The Company had $25,714 and $104,730 of funds with these clearing brokers as of December 31, 2009 and 2008, respectively.

5.     INVESTMENT IN EQUITY SECURITIES OF AFFILIATED ENTITY

       On December 31, 2007, the Company entered into three Interest Purchase Agreements ("IPA") with a publicly traded company in the Pink Sheets Market which is also headed by the Company's Chairman and Chief Executive Officer. Under the IPA, the Company agreed to sell its rights, title and interests held in certain investment funds it previously managed amounting to $566,484 for the primary consideration of 28,324,200 shares of common stock in the publicly traded company. These securities were considered as available for sale at December 31, 2007 and were carried at their historical cost.

       During the year ended December 31, 2008, the Company sold 12,058,000 shares of these securities and recorded a realized loss of $47,492 on the transaction. During the year ended December 31, 2008, the Company also recorded an unrealized loss of $320,445 to reduce the carrying values of these securities to their fair values.

       During the year ended December 31, 2009, the Company recorded an additional unrealized loss of $5,683 to reduce the carrying value of these securities to their fair values. The fair value of investments is $996 and $6,679 as of December 31, 2009 and 2008, respectively.

       F12
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008


 6.    LOANS AND RECEIVABLES

       Loans and receivables at December 31, 2009 and 2008 are comprised of the following:

						    2009            2008
						---------	----------
Short-Term Receivables:
  Loans Receivable - Officer       		$      -       	$  474,109
  Loans Receivable - Affiliated entity                 -           457,767
  Loans Receivable - Employees                         -            70,200
  Accrued Interest Receivable                          -            41,695
  Receivable - Other related parties                   -            67,699
						---------	----------
               Total Short-Term Receivables            -  	 1,111,470
						---------	----------
Long-Term Receivables:
  Loan Receivable - Employee                           -           125,000
						---------	----------
               Total Long-Term Receivables             -           125,000
						---------	----------
Less: Amounts classified to compensation               -          (669,309)
Less: Allowance for doubtful accounts                  -          (567,161)
						---------	----------
               Total loans and receivables   	$      -  	$        -
						---------	----------

7.     PROPERTY AND EQUIPMENT, NET

       As of December 31, 2009 and 2008 property and equipment consist of the following:

                                                               		Estimated
					2009           	2008   		Useful Life
					---------	---------	------------
Furniture and Equipment       		$ 537,666	$ 537,666 	3-15
Leasehold Improvements                          -         140,374     	5
Less: Accumulated Depreciation  	 (329,507)       (303,975)
Less: Impairment Reserve                        -         (80,286)
					----------	----------
                              		$ 208,159	$ 293,779

       Depreciation  and  amortization expense recorded during the years  ended
       December  31,  2009  and   2008   amounted   to  $85,621  and  $102,455,
       respectively.

       F13
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008


8.     NON-CONVERTIBLE DEBT

       Non-convertible notes payable at December 31, 2009 and 2008 are comprised of the following:

                                       		2009		2008
						----------	----------
Short-Term Borrowings:
  Notes Payable - Stockholders (1)        	$3,503,139   	$2,056,039
  Financial institutions (see Note 9)              998,416         998,416
  Notes Payable - Related Parties (2)            1,399,472       1,571,518
						----------	----------
               Total Short-Term Borrowings       5,901,027       4,625,973
						----------	----------
Long-Term Borrowings:
  Note Payable - Stockholders (1)                        -         480,000
						----------	----------
               Total Long-Term Borrowings                -         480,000
						----------	----------
               Total Notes Payable         	$5,901,027  	$5,105,973
						----------	----------


       (1) The Company has notes payable to stockholders that are unsecured, interest bearing, demand notes having interest rates ranging from 7% to 24%. All of these notes payable are in default as of December 31, 2009. These notes mature at various times between June 2006 and December 2015, however; due to bankruptcy proceeding all notes are in default.

       (2) The Company had notes payable to related parties such as entities commonly controlled, current and former officers. The notes payable are interest bearing, demand notes having interest rates ranging from 5% to 12%. All notes payable to related parties are in default as of December 31, 2009. One of the notes payable to a related party grants the holder a senior security interest in all of the assets, proceeds of those assets and equity of the Company.

       Borrowings at December 31, 2009, based on their contractual terms, mature as follows:

	Year				Amount
	2010				$4,902,612
      	Total non-convertible debt	$4,902,612

       F14
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

9.     LINE OF CREDIT

       Related parties consisting of individuals affiliated to a stockholder of the Company have two revolving lines of credit for $500,000 each, from Citibank and First Tennessee Bank. The line of credit from Citibank was established by these individuals and assigned to the Company on July 24, 2006, however, legal obligation to pay still remains with the related parties. The line of credit from First Tennessee Bank was established by the same individuals and later assigned to the Company on July 7, 2007. The interest rates on the Citibank and First Tennessee lines of credit are at Prime Rate and Prime Rate plus 1%, respectively. The balances on the lines of credit were $998,416 and $998,416 as of December 31, 2009 and December 31, 2008, respectively. These lines are in default as of December 31, 2009. The lines of credit represent a liability to the Company for the amounts due to the related parties. As a result, the total liability is included within Non-convertible debt on the balance sheet.

10.    CONVERTIBLE DEBT

       The Company has various convertible notes payable amounting to $547,500. These convertible notes were issued in 2007 by the public shell into which the Company was merged during 2008. The notes whose face value aggregated $5,122,500 at issuance were to mature at various dates through October 2008, they had interest rates ranging from 5% to 15% and included an option to convert into common stock at a conversion price of approximately $0.02 per share. During the year ended December 31, 2009, the Company issued 166,311,335 shares of its common stock for conversion of $3,114,490 of this convertible debt into equity. The remaining balance of $547,500 was therefore in default as a result of the Company's inability to pay by December 31, 2009.

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

       The following table shows the amount of convertible notes payable and secured convertible debentures as on December 31, 2009:


	Convertible notes payable     	$442,500
	Secured convertible debentures	 105,000
					--------
	Total as on December 31, 2009 	$547,500
					--------

       These convertible notes are in default as of December 31, 2009.

       F15
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

11.    WARRANTS

       During the year ended December 31, 2008, the Company had issued 2,125,000 warrants in connection with the sale of 4,250,000 shares of its common stock. These warrants have a life of 5 years from the date of issuance.

       In connection with the notes issued in 2007 as discussed in Note 10 above, the Company issued warrants to purchase 125,398,749 shares of common stock at $0.02 to $0.05 per share over five years. The Company also issued 24,275,000 warrants as financing costs related to these notes.

       The following table summarizes information on stock warrants outstanding at December 31, 2009:

													Number
                                Number Outstanding         Expiration                   Exercise        Exercisable  at
Description                     at Dec. 31, 2009           Dates                        Price		Dec. 31, 2009
--------------------------	----------------------     -----------------		--------	----------------
Issued  on 15% convertible         8,109,375          	   September   through   	$0.02		  8,109,375
notes                                                      October 2012


Additional warrants on 15%         5,406,249               September    through          0.03		  5,406,249
convertible     notes    -                                 October 2012
exercisable
after 1 year


Issued on 5% secured             106,875,000  		   October 2012                  0.03		106,875,000
convertible debentures


Issued on 12% convertible          5,000,000               October 2012                   0.03		  5,000,000
promissory note


Issued   upon   sale    of	   2,125,000               March 2013                    0.05		  2,125,000
4,250,000
shares of common stock


Issued  on non convertible            13,325              September through             0.03 to		     13,325
debt                                                      November 2010                 0.05

Issued to consultants         	  24,275,000   		  October 2012 through   	$0.03       	  24,275,000
                                               		  January 2013

                                 151,803,949                                       			 151,803,949

       F16
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

12.    STOCK OPTIONS

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

       The Company uses the Fair Value Method in accordance with ASC Topic 718 for accounting of stock based compensation. The fair value of these stock options was determined using the Company's historical stock prices and the Black-Scholes option-pricing model with the following assumptions:


		Risk free rate                          4%
		Dividend yield                          0%
		Weighted average expected volatility 	123.41%
		Weighted average expected option life 	10 yrs

       The following table shows the total number of options outstanding as of December 31, 2009:

         									Shares
										---------
	Total options outstanding as on December 31, 2008                       1,600,000
	Add: Options issued in 2009                                                     -
										---------
	Total Options outstanding as on December 31, 2009                       1,600,000
										=========
	Total number of options exercisable as on December 31, 2009               817,500
										---------

       Weighted Average exercise price  of  options  outstanding as on December
       31, 2009 is $1.00 per share.


       F17

                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

 13.   COMMITMENTS AND CONTINGENCIES

       Legal matters

       The Company is subject to litigation from time to time in the normal course of business.

       BODNAR CAPITAL MANAGEMENT, LLC V. AULT GLAZER CAPITAL PARTNERS,  LLC, ET
       AL.
       United States District Court, Connecticut Case No: 3:08CV199 (JBA)

       Filed February 6, 2008, Bodnar Capital Management, LLC ("Plaintiff") filed a Complaint against Ault Glazer Capital Partners, LLC, Zealous Asset Management, LLC, and Milton Ault, III ("Defendants") in the United States District Court, Connecticut case number 3:08CV199 (JBA). On June 27, 2008, all parties entered into a confidential settlement agreement; the Court granted motion to enforce the settlement agreement. Defendants assert the automatic stay re Zealous Holdings, entities that are in Chapter 11 bankruptcy.

       Notice  of  Ault Bankruptcy has been  provided  to  parties  and  Court.
       Present  status   pending;   awaiting   info  from  Ct  or  Pl  Counsel,
       negotiations for settlement are ongoing.

       BODNAR CAPITAL MANAGEMENT, LLC V. MILTON AULT, III, ET AL.
       United  States  District  Court,  District  of   Connecticut  Case  No.:
       3:08CV1601 (AWT)

       On October 20, 2008, Bodnar Capital Management, LLC ("Plaintiff") filed a Complaint against Milton Ault, III, William B. Horne, Lynne
       Silverstein, Melanie Glazer, Sothi Thillairajah, Scott Livingston, Zealous Holdings, Inc., Ault Glazer Bodnar Investment Management, LLC, Ault Glazer & Co., LLC, et al, for fraud, breach of fiduciary duty, and breach of contract. Plaintiff is seeking $1,523,103 in damages. Filed District Court, Connecticut, and case #3:08CV1601 (AWT). On February 23, 2009, Plaintiff filed a Motion for a Joint and Several Judgments Against Milton Ault, III.
       Defendants assert the automatic stay re Zealous Holdings, entities that are in Chapter 11 bankruptcy.

       Notice of Ault Bankruptcy has been provided to parties and Court. Present status pending; awaiting info from NY or Conn counsel re motion to set aside / change of Venue per Agreement, parties are negotiating settlement .

       MOTIVATED MINDS, LLC V. AULT GLAZER CAPITAL PARTNERS, LLC, ET AL. Superior Court of Arizona Case No.: CV2009-003478.

       Motivated Minds, LLC ("Plaintiff") filed a Complaint against Ault Glazer Capital Partners, LLC and Ault Glazer Asset Management, LLC (collectively referred to as "Defendants"). On February 4, 2009, Plaintiff filed a Complaint against Defendants in the Superior Court of Arizona for Breach of Contract. The case number CV2009-003478. Plaintiff alleges damages in an amount of $500,000, pre and post-judgment interest and attorneys' fees and costs. Defendants are engaging in settlement discussions with Plaintiffs.

       F18
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

       INVESTOR RELATIONS GROUP, INC. V. ZEALOUS TRADING GROUP, INC. New York State Supreme Court Case No.: 602014108.

       The Investor Relations Group, Inc. ("Plaintiff") filed a Complaint against Zealous Trading Group, Inc. ("Defendant") on July 2, 2008 in the Supreme Court of the State of New York, under case number 602014108. In their Complaint, Plaintiff alleges breach of contract, quantum meruit, and account stated. Plaintiff alleges that Defendants failed to pay Plaintiff for services performed in accordance with the investor relations services contract between Plaintiff and Defendants. Plaintiff is seeking compensatory damages in an amount of $41,457 and the accrued interest. On November 14, 2008, the New York Supreme Court entered default against Defendant for failure to answer.

       Defendant asserts the Chapter 11 automatic stay, and is engaging in settlement discussions with Plaintiff.

       Present status pending; awaiting info from NY or Conn counsel re motion to set aside / change of Venue per Agreement


       MOTIVATED MINDS, LLC V. GLOBAL AUTHENTICATIONS HOLDINGS, INC., ET AL. Orange County Superior Court Case No.: 30-2008 00234518.

       Motivated Minds, LLC ("Plaintiff") filed a Complaint against Global Authentication Holdings, Inc. and Ault Glazer Capital Partners, LLC (collectively referred to as "Defendants") on December 30, 2008. Plaintiff filed a Limited Civil Complaint against Defendants in the Superior Court of California, in Orange County for breach of promissory note and money lent. Case number is 30-2008 00234518. Plaintiff alleges damages in an amount of $25,000, pre and post-judgment interest and attorneys' fees and costs. Defendants asserted the automatic stay of the chapter 11 bankruptcy. Defendants are also engaging in settlement discussions with Plaintiffs.

       On September 1, 2009, Plaintiff requested the OC Superior Court to enter default against Defendant.


       CALIFORNIA STATE TEACHERS' RETIREMENT SYSTEM V. ZEALOUS TRADING GROUP, INC., ET AL.
       Los Angeles County Superior Court Case No.: SC100669

       California State Teachers' Retirement System ("Plaintiff") filed a Verified Complaint against Zealous Trading Group, Inc., Initiative Legal Group, LLP, Younesi & Yoss, LLC and REM ("Defendants") for Unlawful Detainer. Plaintiff filed their Complaint on November 20, 2008 in the Superior Court of California in Los Angeles County under case number SC100669. Plaintiff seeks damages in an amount of $1,167 per day from November 18, 2008. Defendants filed an answer asserting affirmative defenses on December 8, 2009. Plaintiff issued discovery requests to Defendants on December 23, 2008. Defendants are in the process of propounding and responding to discovery. Defendants are also engaged in settlement discussions with Plaintiff.

       F19
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

       SECTOR 33 CREATIVE V. ADULT ENTERTAINMENT CAPITAL, INC., ET AL. Burbank Small Claims Court Case No.: BUR 08S00608

       Sector 33 Creative ("Plaintiff") filed a small claims case against Adult Entertainment Capital, Inc. dba Rock Candy Entertainment under case number BUR 08S00608 in California North Central District Court on October 6, 2008. Plaintiff alleges Defendant failed to pay Plaintiff for services rendered in the development of websites, and Plaintiff is seeking $5,000 in compensatory damages.

       Judgment was entered against Defendants on December 5, 2008. Defendants are currently pursuing settlement negotiations as well as a Motion to Set Aside Default.

       PROFESSIONAL OFFSHORE OPPORTUNITIES FUND LIMITED V. ZEALOUS TRADING GROUP, INC.
       New York State Supreme Court Case No.: 650260

       Professional Offshore Opportunities Fund Limited ("Plaintiff") filed a Complaint against Zealous Trading Group, Inc. ("Defendant") in the Supreme Court of the State of New York, July 23, 2008, Case # 650260. Plaintiff seeks $53,171 + pre-judgment interests for trading breach, $206,972 + default interests for breach of the executed debenture. On January 30, 2009, the Court entered Judgment favor of Plaintiff. On February 3, 2009, Plaintiff filed a Restraining Notice to prevent the sale of property.

       As a result of this judgment, the Company has converted the related debt into shares of the Company's common stock. The Company has recorded a Contingent liability due to forced conversion of debt of $3,000,000 as of December 31, 2009. Due to the fact that several additional parties are filing claims against the CEO of the Company personally, the Company believes it is more conservative to accrue for the potential loss although it is still uncertain at this time. Under the terms of the convertible notes, the Company had the option to force convert the cash notes to equity.

       Defendant has advised Plaintiff of the Ch 11 automatic stay.

       IN RE: ZEALOUS HOLDINGS, INC.
       Central District of California Bankruptcy Court, Case No. 09-11425-ES

       Zealous Holdings, Inc. filed for Chapter 11 Bankruptcy on February 20, 2009, in the U.S. Bankruptcy Court, Central District Case # 09-11425-ES. Zealous Holdings, Inc.'s Ch 11 was converted to a Chp 7

       Company is currently awaiting a no-asset letter from the U S Trustee indicating the closure of the BK proceedings with Zealous Holdings, Inc. Subsequently, the Company will be dissolved as entity of the state of Delaware.

       F20
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

       KENT G. WYATT, SR. V. ADULT ENTERTAINMENT CAPITAL, INC., ET AL. Eighth Judicial District of Nevada Case No.: A574309

       Kent G. Wyatt, Sr. ("Plaintiff") filed a Complaint against Adult Entertainment Capital, Inc. and Zealous Trading Group, Inc. ("Defendants") in the Eighth Judicial District of Nevada Case # A574309 on October 24, 2008. Plaintiff took a default against both Defendants. Plaintiff seeks compensatory, consequential, and restitutionary damages according to proof at trial. Defendants have reached a settlement of the entire litigation, Plaintiff has been partially compensated.


       LOUIS GLAZER, ET AL. V. MILTON AULT III, ET AL.
       Los Angeles County Superior Court Case No.: BC 407274

       On February 6, 2009, Louis Glazer and Melanie Glazer, Plaintiffs, filed a Complaint in Los Angeles County Superior Court against Milton Charles Ault, III, Kristine Larsen Ault, Adult Glazer & Co., Zealous Holdings, Inc., Zealous, Inc., Zealous Asset Management LLC, and Zealous Capital Markets LLC. Los Angeles County Superior Court Case # BC 407274. Plaintiffs' took defaults against Kristine Larsen Ault, Zealous Inc., and Ault, Glazer& Co, Inc. Trial Date of August 24, 2010 set by Ct.

       Notice of Ault Bankruptcy has been provided to parties and Court. Defendants are engaged in settlement discussion with Plaintiffs, who
       seek $1.6M   damages, and completing discovery responses.

       Defaults of Kristy Ault, Zealous Inc., and Ault, Glazer& Co, Inc, will be set aside: answers will be filed after which we will assert the Arbitration Clause in the Agreement.

       TRANSPACIFIC V ZEALOUS/KEPPER
       ORANGE CO SMALL CLAIMS LAGUNA HILLS
       $2,500 check returned from check cashing store.

       Judgment for $1,500 was entered against Zealous in mid-October 2009, Dismissed as to Kepper

       ALPHA CAPITAL ANSTALT V MILTON CHARLES AULT, III
       New York State Supreme Court Case No.: 602444/09

       Hedge Fund suit against Milton Charles Ault, III, seeking $1M + Damages. Defendant has Answered, and is selecting NY Counsel to handle litigation. No dates have been set by the Court. Notice of Ault Bankruptcy has been provided to parties and Court.

       NORTHPOINTE V ZEALOUS TRADING GROUP & AULT GLAZER
       Orange Co Superior Ct  Case No.: 30-2009 00294865

       Commercial litigation; Plf Northpointe was awarded judgment in the amount $120,000 on October 19, 2009.

       F21
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

       CALIFORNIA LABOR COMMISSIONER CASES:

       HEE KWON V. ADULT ENTERTAINMENT CAPITAL/ZEALOUS INC.
       Labor Commissioner Case No.: 18-75589 KV

       Hee Kwon, Plaintiff, filed a claim for non-payment of wages against Adult Entertainment Capital, Inc. with the Labor Commissioner, State of California. Case # 18-75589 KV. Plaintiff's alleges that defendants owe him $4,000 in wages. Case Dismissed.

       LEONARD KIM V. ADULT ENTERTAINMENT CAPITAL/ZEALOUS INC
       Labor Commissioner Case No.: 18-75590 KV

       Leonard Kim, Plaintiff, filed a claim for non-payment of wages against Adult Entertainment Capital, Inc. with the Labor Commissioner, State of California. The case number is 18-75590 KV. Plaintiff's alleges that defendants owe him $4,500 in wages. Defendants terminated Plaintiff's at-will employment and allege that they do not owe him any wages because they have paid him in full through his termination date.

       Case Dismissed. on October 19, 2009.

       TERESA LYNNE SILVERSTEIN V. ZEALOUS HOLDINGS, INC.
       Labor Commissioner Case No.: 06-90670 BEN

       Teresa Lynne Silverstein, Plaintiff, filed a claim for non-payment of wages against Adult Entertainment Capital, Inc. with the Labor Commissioner, State of California. The case number is 06-90670 BEN. Plaintiff's alleges that defendants owe her $24,999.99 in wages. Defendants terminated Plaintiff's at-will employment and allege that they do not owe her any wages because they have paid her in full through her termination date.

       Case Dismissed.

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

       Case Dismissed on October 21, 2009

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

       Case Dismissed. on October 7, 2009

       F22
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

       ROGER COE V. ZEALOUS CAPITAL, INC.
       Docket Number.: 525988

       ROGER COE, Plaintiff, filed a claim for non-payment of wages against ZEALOUS CAPITAL. with the Massachusetts Department of Workforce, in appeal of ruling re earlier start date Docket Number is 525988. Status Pending

       JEANNIE LO BUE V. ZEALOUS, INC.
       Labor Commissioner Case No.: -76295 KV

       Jeannie Lo Bue, Plaintiff, filed a claim for non-payment of wages against Zealous, Inc. with the Labor Commissioner, State of California. Case # -76295 KV. Plaintiff alleges that defendants owe her $1,434 in wages.

       Case Dismissed. on October 19, 2009


       GREG FIERROS V. ZEALOUS CAPITAL MARKETS
       Labor Commissioner Case No.: 18-75462 KV

       GREG FIERROS, Plaintiff, filed a claim for non-payment of wages against CAPITAL MARKETS. with the Labor Commissioner, State of California. Case # 18-75462 KV. Plaintiff alleges that defendants owe him $2,000 in wages.

       Case Dismissed.


14.    INCOME TAXES

       The components of the Company's consolidated income tax provision are as follows:


                                              Years ended December 31,
					-------------------------------------
                                          2009                          2008
					-------------------------------------


Current benefit            		$ 1,001,912     	     $ 1,758,686
Deferred benefit (expense)                1,021,932                    2,207,305
  Subtotal                                2,023,844                    3,965,991
Less valuation allowances                (2,203,844)                  (3,965,991)
  Net income tax provision 	       $         - 		     $         -



       The reconciliation of the income tax provision at the statutory rate to the reported income tax expense is as follows:


                                              Years ended December 31,
					-------------------------------------
                                          2009                          2008
					-------------------------------------
Computed at US statutory rate            34.00%                        34.00%
 Stock based compensation expense         0.2%                          0.70%
 Stock based interest expense             0.0%                          0.40%
 Valuation allowance                    -34.2%                        -40.93%
    Total                                   -                              -



       F22
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

       At December 31, 2009, the Company's net deferred tax assets consisted of the following:

Net operating loss carryforwards                   	$ 3,712,075
 Amortization of debt discount                              676,025
 Amortization of deferred financing cost                    486,923
 Unrealized gain/loss - invest in equity securities          64,831
 Asset impairment losses                                    769,098
 Allowance for uncollectible loans and receivables          192,835
 Contingent loss                                          1,020,000
    Subtotal                                              6,921,787
Less valuation allowances                                (6,921,787)
    Total                                          	$        -



       The Company has accumulated operating losses available for carry forward of approximately $10,918,000, which expire at different times through end of year 2029. The tax benefit of approximately $3,712,000 resulting from the loss carry forward has been offset by a valuation reserve because the Company has concluded that it is more likely than not that it will not realize any of its deferred tax assets. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

15.    SUBSEQUENT EVENTS

       At various times throughout 2010, the Company issued a total of 47,000,000 shares to Charles Kalina to pay down convertible notes owned by Mr. Kalina. The company is still in final negotiations regarding the amounts to be settled via proceeds of share sales.

       On March 3, 2010, the Company issued 1,000,000 shares to John Neal to pay down a convertible note owned by Mr. Neal. The company is still in final negotiations regarding the amounts to be settled via proceeds of share sales.

       On March 18, 2010, a settlement agreement was reached between Zealous, Inc. and Kent Wyatt for all the past debt. Mr. Wyatt was issued approximately  50,000,000  shares  directly  out  of  a total amount  of approximately 65,000,000. The other 15,000,000 shares were issued to Charles J Kalina (5,000,000 shares) and Helene Goldie (10,000,000 shares) as stock sales by Kent to these investors. The company is still in final negotiations regarding the amounts to be settled via proceeds of share sales.

       On April 22, 2008, the Company issued a convertible note payable to James Sveinson for expenses paid on behalf of the Company. On April 13, 2010, the Company issued 20,000,000 shares to Mr. Sveinson to pay down the note. The company is still in final negotiations regarding the amounts to be settled via proceeds of share sales.

       On May14, 2010, the Company issued 7,500,000 shares to Randy Hamdan for expenses paid on behalf of the Company. At the time of issuance we we valued them at $0.0015 for a total of $11,250.

       F23
                   CORESTREAM ENERGY, INC. AND SUBSIDIARIES
                           (FORMERLY, ZEALOUS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008

       On May 14, 2010, the Company issued 17,500,000 shares to Allan Schoenberg to pay down a convertible note owned by Mr. Schoenberg. The company is still in final negotiations regarding the amounts to be settled via proceeds of share sales.

       On June 1, 2006, the Company issued a convertible bridge note to Lori Livingston for expenses paid on behalf of the Company. On May 3, 2010, the Company issued 130,000,000 shares to Ms. Livingston to pay down the note. These shares were disbursed immediately per the request of Ms. Livingston to several parties.The company is still in final negotiations regarding the amounts to be settled via proceeds of share sales.

       On October 17, 2007, the Company issued a convertible note payable to Paradise Cable for expenses paid on behalf of the Company. On May 14, 2010, the Company issued 40,000,000 shares to Paradise Cable to pay down the note.The company is still in final negotiations regarding the amounts to be settled via proceeds of share sales.

       On August 31, 2007, the Company issued a convertible note payable to Darren Magot for expenses paid on behalf of the Company. On March 15, 2010, a settlement was reached between Zealous, Inc. and Mr. Magot for equity in lieu of cash for the related note. The shares will be issued in 3rd quarter of 2010. The company is still in final negotiations regarding the amounts to be settled via proceeds of share sales.

       CoreStream Energy, Inc., formerly known as Zealous, Inc. is in the process of divesting its non-gas and oil assets over the next several months. A few offers are pending for Health and Wellness Partners, Inc. and management is working on determining the best path for the Company. Zealous Interactive is in negotiations to be sold to a third party while Milton C. Ault III has been retained as a consultant to help liquidate the remaining assets to the benefit of the company's creditors and investors.

       The Company changed its course of business and decided to hire a new CEO and CFO during 2010 that were very familiar with the new business model and industry. The Company also changed its name to reflect the change in business.

       Zealous Holdings, Inc., filed for Chapter 11 Bankruptcy on February 20, 2009, in the U.S. Bankruptcy Court, Central District Case # 09-11425-ES. Zealous Holdings, Inc.'s Ch 11 Petition was converted to a Chp 7 in April, 2009. Continued 341 hearings, have now clearly established that Zealous Holdings, Inc., is without assets. Since April 2010, the Company has been awaiting a `no-asset' report from the U S Trustee, indicating the `closure' of the BK proceedings with Zealous Holdings, Inc., lacking assets, with no discharge, and no payments to Creditors, contemplated. Subsequently, the Company will be dissolved as an entity in the state of Delaware.

       In February 2009, a forced conversion occurred of a convertible promissory note held by Whalehaven, a hedge fund that had invested with the Company. Although the shares were issued in 2009, Whalehaven decided not to take their shares at this time and a liability was recorded by the Company's reflect this. On May 14, 2010, Whalehaven, took the settlement and drew down 15,287,022 shares (previously issued in 2009). As a result, the total liability for these shares has been settled. In February 2009, a forced conversion occurred of a convertible promissory note held by Enable Growth Fund, a hedge fund that had invested with the Company. Although the shares were issued in 2009, Enable Growth Fund decided not to take their shares at this time and a liability was recorded by the Company's reflect this. On May 20, 2010, Enable Growth Fund, took the settlement and drew down 4,868,942 shares (previously issued in 2009). As a result, the total liability for these shares has been settled.

       F24