Form 10-Q
period 2010-03-31
ZEALOUS, INC.
filed 2011-03-02
CIK 1085129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2010

[ ] Transition Report pursuant to 13 or 15(d) of the Securities

Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-26383

CoreStream Energy, Inc.
(Exact name of Registrant as specified in its charter)
NEVADA           000-26383          88-0325940
------------------------------------------------------------
State or other Jurisdiction of        (Commission File          (IRS Employer
Incorporation or organization)            Number)             I.D. No.)

9550 Warner Avenue, Suite 250,
Fountain Valley, CA 92708
---------------------------------------------

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (714) 418-1700

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,390,162,856 shares as of February 25, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CoreStream Energy, Inc. and Subsidiaries
(Formerly Zealous, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited)	F-1

Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited)	F-2

Consolidated Statement of Stockholders' Deficit for the three months ended March 31, 2010 (unaudited)	F-3

Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)	F-4

Notes to Consolidated Financial Statements as of March 31, 2010 (unaudited)	5 - 12

Part I: Financial Information
Item 1. Financial Statements
CoreStream Energy, Inc. and Subsidiaries
(Formerly Zealous, Inc.)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets

Investment in equity securities
of affiliate	$-	$996
Inventory	52,244	55,351
Deposit with clearing broker, restricted	25,454	25,714

Total current Assets	77,698	82,061

Property and equipment, net	41,838	47,709

Total assets	$119,536	$129,770

Liabilities and Stockholders' Deficit

Liabilities not subject to compromise current liabilities:
Bank overdraft	$342	$2,984
Accounts payable and accrued liabilities	2,275,202	2,275,864
Non-convertible notes payable	2,193,716	2,219,253
Contingent liability due to forced
conversion of debt	2,733,000	3,000,000
Convertible debt	547,500	547,500
Stock payable	305,844	305,844

Total current liabilities	8,055,604	8,351,445

Total liabilities not subject
to compromise	8,055,604	8,351,445

Liabilities subject to compromise,
net of assets	5,430,357	5,360,107

Total liabilities	13,485,961	13,711,552

Stockholders' Deficit:
Preferred stock, par value $0.01,
10,000,000 shares authorized,
199,607 shares Series A Convertible
preferred shares issued and
outstanding on March 31, 2010 and
\ December 31, 2009	1,996	1,996
Common stock, par value $0.001,
1,500,000,000 shares authorized,
655,162,856 and 631,032,858 shares
issued and outstanding on
March 31, 2010 and December 31, 2009,
respectively	655,163	631,034
Additional paid-in capital	9,668,320	9,595,950
Accumulated deficit	(23,691,904)	(23,810,762)

Total stockholders' deficit	(13,366,425)	(13,581,782)

Total liabilities and
stockholders' deficit	$119,536	$129,770

The accompanying notes are an integral part of these consolidated financial statements.

CoreStream Energy, Inc. and Subsidiaries
(Formerly Zealous, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended March 31, 2010 (unaudited)	Three months ended March 31, 2009 (unaudited)
REVENUES
Sales of health and wellness products	$2,048	$3,717
Consulting income – consumer negotiations	-	40,092
Total revenues	2,048	43,809
EXPENSES
Cost of sales - health and wellness products	11,088	1,758
General and administrative	40,516	138,399
Salaries and benefits	99,028	136,957
Professional fees	30,255	63,611
Rent	9,533	94,268
Depreciation	21,405	21,405
Unrealized losses (gains), net	-	(1,993)
Total expenses	211,825	454,405

Net loss from operations	(209,777)	(410,596)

OTHER EXPENSES (INCOME):
Interest expense	429,978	156,611
Other (income)/expense, net	(7,429)	(2,940)
Total other expenses	422,549	153,671

Loss before reorganization items	632,326	564,267

Reorganization items, net	54,716	57,138
Net loss before extraordinary items	(687,042)	(621,405)

Extraordinary items:
Gain on debt extinguishment	805,900	-

Net income (loss)	$118,858	$(621,405)

Weighted average number of common shares outstanding	642,282,858	466,058,635
Weighted average number of common shares equivalent outstanding	675,105,801	466,058,635
Net (loss) per share before extraordinary items – basic	$(0.001)	$(0.001)
Net income (loss) per share - basic	$0.000	$(0.001)
Net (loss) per share before extraordinary items – diluted	$(0.001)	$(0.001)
Net income (loss) per share - diluted	$0.000	$(0.001)

The accompanying notes are an integral part of these consolidated financial statements.

CoreStream Energy, Inc. and Subsidiaries
(Formerly Zealous, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID IN CAPITAL	ACCUMULATED (DEFICIT)	TOTAL
Balance, December 31, 2009	199,607	$1,996	631,032,858	$631,034	$9,595,950	$(23,810,762)	$(13,581,782)
Shares issued for repayment of debt and related interest	-	-	22,000,000	22,000	73,499	-	95,499
Shares issued for payment of accrued interest	-	-	1,000,000	1,000	-	-	1,000
Common stock adjustment	-	-	1,129,998	1,129	(1,129)	-	-
Net income	-	-	-	-	-	118,858	118,858

Balance, March 31, 2010 (unaudited)	199,607	$1,996	655,162,856	$655,163	$9,668,320	$(23,691,904)	$(13,366,425)

The accompanying notes are an integral part of these consolidated financial statements.

CoreStream Energy, Inc. and Subsidiaries
(Formerly Zealous, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$118,858	$(621,405)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	5,871	5,871
Depreciation on assets compromised	15,534	15,534
Realized (gains)/losses	996	(1,993)
Non cash interest expense	63,238	-
Penalties accrued to note payable	288,542	84,777
Gain on debt extinguishments	(805,900)	-
Changes in operating assets and liabilities:
Deposits	260	55,385
Inventory	3,107	(14,001)
Receivables	-	(700)
Restricted cash	-	268,399
Prepaid expenses	-	6,602
Accounts payables and accrued liabilities	154,968	129,949
Interest on compromised liabilities	54,716	57,138
Net cash used in operating activities	(99,810)	(14,444)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on bank overdraft	(2,642)	-
Proceeds from non-convertible debt- related party	102,452	14,659
Net cash provided by financing activities	99,810	14,659
Net change in cash	-	215
Cash, beginning of year	-	4,217
Cash, end of year	$-	$4 ,432

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for conversion of debt and related interest	$95,499	$3,114,491
Stock issued for payment of accrued interest	$1,000	$95,281
Reclassified contingent liability to non-convertible notes payable	$267,000	$-
Reduction of note per settlement agreement	$720,400	$-
Reduction of accrued consulting fees per settlement agreement	$85,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

Incorporation and Nature of Operations

CoreStream Energy, Inc. (formerly known as Zealous, Inc.), is a holding company. CoreStream Energy, Inc. ("the Company") is engaged in gas and oil exploration and development and conducts business through its various subsidiaries and was originally incorporated under the laws of the state of Nevada on September 25, 1978. Through the years the Company has gone through various name changes as a result of its different business plans.

On June 4, 2010, Zealous, Inc. changed its core business model and its name to CoreStream Energy, Inc. In conjunction with this event, Milton C. Ault III resigned as Chairman of the Board, President and Chief Executive Officer. Chris Kelley resigned as Corporate Secretary and John C. Rainbolt was appointed President, Chief Executive Officer and Chairman of the Board. The Company filed a short form merger with the Secretary of State of Nevada, in accordance with Nevada law, in order to effectuate this name change and change of officers.

Effective February 11, 2011 Milton C Ault III was reappointed to the Board of Directors as a member and its Chairman as well as CEO and President of CoreStream Energy, Inc. (Refer to Note 13 Subsequent Events).

Effective February 12, 2011 the Board of Directors of CoreStream Energy, Inc. accepted the resignations of John C. Rainbolt as Chairman, Director, CEO and President and Kevin James Adkins as Treasurer and Director.

Zealous Holdings Inc., a subsidiary of the Company, is a holding company whose subsidiaries were engaged in various financial services businesses including investment banking, trading services, and asset management services. Zealous Holdings Inc. raised capital for small and microcap public companies and select private issuers and was also involved in the development of its Zealous Alternative Trading System ("ZATS"). During the fourth quarter of 2008 as the economic conditions and uncertain investment climate worsened, the Company was no longer able to obtain the necessary financing to continue to fund its financial services operations and maintain the capital requirement of Zealous Capital Markets, LLC, its broker-dealer subsidiary, and Zealous Asset Management, LLC. These conditions caused the Company to shut down the operations of Zealous Capital Markets, LLC and Zealous Asset Management, LLC in January 2009.

Zealous Holdings, Inc. filed for Chapter 11 Bankruptcy on February 20, 2009, in the U.S. Bankruptcy Court, Central District Case # 09-11425-ES. Zealous Holdings, Inc.’s Ch 11 Petition was converted to a Chapter 7 in April, 2009. (See further discussion at Note 8.)

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

Incorporation and Nature of Operations- continued

As of February 21, 2011, the Company is in the process of divesting its non-gas and oil assets over the next several months. An offer is pending for Health and Wellness Partners, Inc. and management is performing its due diligence. Zealous Interactive is also currently in negotiations to be sold to a third party.

Going Concern

At March 31, 2010, the Company had not achieved profitable operations, had insufficient working capital to fund ongoing operations and expects to incur further losses. These circumstances raise a substantial doubt about the Company’s ability to continue as a going concern. Accordingly, all assets and liabilities subject to compromise have been segregated in the Consolidated Balance Sheets and classified as Liabilities subject to compromise, net, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. Management believes that the Company may not be able to obtain additional funds from debt or equity financing due to current economic conditions.

After evaluating the current economic circumstances and investment climate, management believes that it is in the best interest of the company to exit the financial services business. Management plans to generate revenue through the exploration and development of oil and gas wells and sell the commodities. The Company has identified all of its assets and liabilities prior to July 22, 2010 for liquidation. The two operating subsidiaries will continue to sell health and wellness products and operate a multiple media related business, including a print publication, Internet URLs and launching a commercial broadcast network.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations. Realization values may be substantially different from carrying values as shown. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Zealous Holdings, Inc., Zealous Capital Markets, LLC, Zealous Asset Management, LLC, Health and Wellness Partners, and Zealous Interactive. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company's December 31, 2009 audited annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2009 annual financial statements filed on Form 10-K with the Securities and Exchange Commission on August 20, 2010.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending on December 31, 2010.

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

Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings Per Share”, (formerly SFAS No. 128, "Earnings Per Share"). ASC Topic 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method and convertible debt using the if-converted method. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive for the quarter ended March 31, 2009.

Dilutive stock options and warrants of approximately 153,208,949 shares were not included in calculations of diluted income per common share for the quarter ended March 31, 2010 and 2009 as the options were out of the money and, therefore, would be anti-dilutive.  Dilutive convertible debt and derivative shares of approximately 27,375,000 and 5,447,943, respectively, were included in the calculations of diluted income (loss) per common share for the quarter ended March 31, 2010.

Revenue Recognition

The Company recognizes sales of health and wellness products as they are shipped.  Shipping and delivery costs are included in cost of sales. All commission expense, if any, associated with revenues are recorded in general and administrative expenses.

Zealous Interactive, Inc. recognizes revenue from membership sales over the period of the membership and recognizes revenue from ad sales at the time the artwork is either provided or approved by the client.

CoreStream Energy recognizes revenue from oil and gas operations from leaseholds ratably over the life of the lease and from production at the time the commodity is sold on the open market.

Income Taxes

The Company adopted ASC Topic 740, “Income Taxes”, (formerly SFAS No. 109, “Accounting for Income Taxes”). Pursuant to ASC Topic 740, deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the respective tax bases. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the periods in which those differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Potential benefits of net operating losses have not been recognized in the financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

On January 1, 2007, the Company adopted the new provisions of ASC Topic 740. ASC 740 provides a two step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized, the second step is to determine the amount to be recognized.

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

Reclassifications

Certain comparative figures relating to liabilities subject to compromise have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In January 2011, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update ASU 2011-1.  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

NOTE 3. STOCKHOLDERS' DEFICIT

Equity Issuances

During the three months ended March 31, 2010, the Company issued 1,000,000 shares of its common stock for payment of interest in the amount of $1,000. The Company also issued 22,000,000 shares of its common stock valued at $95,499 to one of its shareholders as repayment of expenses paid on behalf of the Company totaling $33,262. The difference in value of $62,238 was recognized as additional interest expense.

NOTE 4. DEPOSIT WITH CLEARING BROKER

The Company was a party to Clearing Agreements with Wedbush Morgan Securities, Inc. on a fully disclosed basis to provide custodial and clearing services for the Company's financial services business. These custodial and clearing services included custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreements were cancelled during the nine months ended September 30, 2009. The Company had $25,454 and $25,714 of funds with these clearing brokers as of March 31, 2010 and December 31, 2009, respectively. These funds are currently restricted; however, once the funds are released to the Company they will be used in the normal course of business and are not dedicated to any singular purpose.

NOTE 5. NON-CONVERTIBLE NOTES PAYABLE

Non-convertible notes payable at March 31, 2010 and December 31, 2009 are comprised of the following:

	March 31,	December 31,
	2010	2009
Short-Term Borrowings:	$1,019,179	$1,056,265
Notes Payable - Stockholders (1)
Financial institutions (see Note 6)	350,000	350,000
Notes Payable - Related Parties (2)	824,537	812,988

Total Short-Term Borrowings	2,193,716	2,219,253

Long-Term Borrowings:
Note Payable - Stockholders (1)

Total Long-Term Borrowings

Total Notes Payable	$2,193,716	$2,219,253

(1)  The Company has notes payable to stockholders that are unsecured, interest bearing, demand notes having interest rates ranging from 5% to 12%. All of these notes payable have matured and are in default as of March 31, 2010.

(2)  The Company had notes payable to related parties such as entities commonly controlled by current and former officers.  The notes payable are interest bearing, demand notes having interest rates ranging from 5% to 12%. All notes payable to related parties are in default as of March 31, 2010.

NOTE 6. LINE OF CREDIT

Related parties consisting of individuals affiliated to a stockholder of the Company have two revolving lines of credit for $500,000 each, from Citibank and First Tennessee Bank.  The line of credit from Citibank was established by these individuals and assigned to the Company on July 24, 2006, however, legal obligation to pay still remains with the related parties.  The line of credit from First Tennessee Bank was established by the same individuals and later assigned to the Company on July 7, 2007. The interest rates on the Citibank and First Tennessee lines of credit are at Prime Rate and Prime Rate plus 1%, respectively.  The balances on the lines of credit were $998,416 and $998,416 as of March 31, 2010 and December 31, 2009, respectively.  At March 31, 2010, $648,416 of the total balance is considered a liability subject to compromise.  See discussion at Note 8.  These lines are in default as of March 31, 2010. The lines of credit represent a liability to the Company for the amounts due to the related parties. As a result, the total liability is included within Non-convertible debt on the balance sheet. The Company is not currently accruing interest on this debt as the individuals noted herein have legal judgments against the Company.  See Note 12 below for discussions of legal matters.

NOTE 7. CONVERTIBLE DEBT

The Company has various convertible notes payable amounting to $547,500 as of March 31, 2010. These convertible notes were issued in 2007 by the public shell into which the Company was merged during 2008. The notes whose face value aggregated $5,122,500 at issuance were to mature at various dates through October 2008. They had interest rates ranging from 5% to 15% and included an option to convert into common stock at a conversion price of approximately $0.02 per share. During the years ended December 31, 2009 and 2008, the Company issued 245,807,822 shares of its common stock for conversion of $4,575,000 of this convertible debt into equity. The remaining balance of $547,500 was therefore in default as a result of the Company’s inability to pay by December 31, 2009.  No shares were issued for conversion during the three months ended March 31, 2010.  The remaining balance of $547,500 remains in default as of March 31, 2010.

In connection with the issuance of convertible notes, the Company issued a total of 119,992,500 warrants convertible at $0.02, $0.03 and $0.05 per share with terms of three to five years. Additionally, the Company issued 5,406,249 warrants convertible at $0.03 per share within five years, exercisable one year from the issuance of the note as long as the holder did not demand payment or exercise the option under the note prior to the maturity date of the note. (Refer to Note 9 Warrants)

In connection with securing the original financing pursuant to these notes, the Company paid $299,250 in cash and issued 24,275,000 warrants. These amounts were recorded as deferred financing costs and have been completely amortized as of March 31, 2010.

These convertible notes are in default as of March 31, 2010.

NOTE 8. LIABILITIES SUBJECT TO COMPROMISE

Under bankruptcy law, actions by creditors to collect indebtedness we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors.  Zealous Holdings, Inc. filed for Chapter 11 Bankruptcy on February 20, 2009, in the U.S. Bankruptcy Court, Central District Case # 09-11425-ES.  Zealous Holdings, Inc.’s Ch 11 Petition was converted to a Chapter 7 in April, 2009.  Continued Creditor 341 hearings have now clearly established that Zealous Holdings, Inc. is without assets. Since April 2010, the Company has been awaiting a ‘no-asset’ report from the U S Trustee, indicating the ‘closure’ of the bankruptcy proceedings with Zealous Holdings, Inc., lacking assets, with no discharge, and no payments to Creditors, contemplated.   Subsequently, the Company will be dissolved as an entity in the state of Delaware.  All pre-petition liabilities have been classified as Liabilities subject to compromise in the Consolidated Balance Sheets.  Adjustments to the claims may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases, or other events.

The following table summarizes the components of Liabilities subject to compromise in our Consolidated Balance Sheets as of March 31, 2010 and as of December 31, 2009:

	March 31,	December 31,
	2010	2009
Assets
Property and equipment, net	$144,915	$160,450

Liabilities
Accounts payable and accrued liabilities	1,893,499	1,838,783
Non-convertible notes payable - current
Notes Payable - Stockholders (1)	2,423,557	2,423,557
Financial institutions (see Note 6)	648,416	648,416
Notes Payable - Related Paties (2)	609,801	609,801
Total non-convertible notes payable	3,681,774	3,681,774

Total liabilities subject to compromise, net of assets	$5,430,358	$5,360,107

(1)
The Company has notes payable to stockholders that are unsecured, interest bearing, demand notes having interest rates ranging from 7% to 24%. All of these notes payable are in default as of March 31, 2010. These notes mature at various times between June 2006 and December 2015, however; due to bankruptcy proceeding all notes are in default.

(2) The Company had notes payable to related parties such as entities commonly controlled by current and former officers.  The notes payable are interest bearing, demand notes having interest rates ranging from 5% to 12%. All notes payable to related parties are in default as of March 31, 2010. One of the notes payable to a related party grants the holder a senior security interest in all of the assets, proceeds of those assets and equity of the Company.

The reorganization items, net presented on the Statement of Operations consists of $54,716 and $57,138 of interest expense as of March 31, 2010 and 2009, respectively.

NOTE 9. WARRANTS

During the year ended December 31, 2008, the Company had issued 2,125,000 warrants in connection with the sale of 4,250,000 shares of its common stock. These warrants have a life of 5 years from the date of issuance.

In connection with the notes issued in 2007 as discussed in Note 7 above, the Company issued warrants to purchase 125,398,749 shares of common stock at $0.02 to $0.05 per share over five years.  The Company also issued 24,275,000 warrants as financing costs related to these notes.

The following table summarizes information on stock warrants outstanding at March 31, 2010:

Description	Number Outstanding at Mar. 31, 2010	Expiration Dates	Exercise Price	Number Exercisable at Mar. 31, 2010
Issued on 15% convertible notes	8,109,375	September through October 2012	$0.02	8,109,375
Additional warrants on 15% convertible notes – exercisable after 1 year	5,406,249	September through October 2012	0.03	5,406,249
Issued on 5% secured convertible debentures	106,875,000	October 2012	0.03	106,875,000
Issued on 12% convertible promissory note	5,000,000	October 2012	0.03	5,000,000
Issued upon sale of 4,250,000 shares of common stock	2,125,000	March 2013	0.05	2,125,000
Issued on non convertible debt	13,325	September through November 2010	0.03 to 0.05	13,325
Issued to consultants	24,275,000	October 2013 through January 2013	0.03	24,275,000
	151,803,949			151,803,949

NOTE 10. STOCK OPTIONS

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

In 2008, in connection with the merger with the public shell, the public shell issued 1,600,000 stock options from its Stock Incentive Plan to holders of options of the Zealous Holdings, Inc.  2007 Plan at an exercise price of $1.00 and a term of 10 years and vest as follow.

Number of Options	Vesting Schedule	Grant Date
467,500	Vested	02/11/08
427,500	Vested	02/11/08
75,000	Vested	12/01/07
25,000	Vested	12/12/07
50,000	Vested	02/11/08
40,000	Vested	01/22/08
100,000	Vested	12/01/07
100,000	Vested	12/12/07
40,000	4 year from Grant Date	02/11/08
50,000	Vested	05/09/08
225,000	*See Below	02/11/08

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

The Company uses the Fair Value Method in accordance with ASC Topic 718 for accounting of stock based compensation. The fair value of these stock options was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	4%
Dividend yield	0%
Weighted average expected volatility	123.41%
Weighted average expected option life	10 yrs

The following table shows the total number of options outstanding as of March 31, 2010:
Shares
Total options outstanding as on December 31, 2009	1,600,000
Add: Options issued in 2010	-
Total Options outstanding as on March 31, 2010	1,600,000

Total number of options exercisable as on March 31, 2010	1,405,000
Weighted Average exercise price of options outstanding as on March 31, 2010 is $1.00 per share.

NOTE 11. GAIN ON DEBT EXTINGUISHMENTS

As noted within Legal Matters included in Note 12 below, Mr. Kent Wyatt entered into a settlement agreement dated March 15, 2010 to replace all liabilities due to him.  These liabilities included a short term note of $166,367, penalties of $993,903, interest of $70,129, consulting fees of $85,500 and insufficient funds of $15,000, totaling $1,330,899

The terms of the above referenced agreement called for the settlement of all obligations for the amount of $525,000 payable within six months with specific repayment terms.  Once the Company fully and finally satisfied the $525,000, the Company would issue 7,000,000 shares of common stock in full satisfaction of all obligations.

Due to limited cash the Company entered into a verbal agreement with Mr. Wyatt to issue him free trading shares in lieu of cash payment.   The stock will be deposited into a brokerage account in Mr. Wyatt’s name.  The proceeds from the sale of the stock will be applied towards the $525,000 obligation. The Company will agree to issue additional free trading shares until the $525,000 is repaid.

Based on the aforementioned settlement and modified verbal terms, the Company recognized as of March 31, 2010 a note payable reduction of $635,270, an accrued interest reduction of $70,129, reduction of $15,000 of insufficient funds payable and a reduction of the accrued consulting fee of $85,500 which realized a savings to the Company of $805,899.

Subsequent to March 31, 2010, the Company issued Mr. Wyatt 150,000,000 shares of common stock in accordance with the verbal agreement.  Proceeds from the sale of stock through February 2011 total $115,614 and have been applied towards the $525,000 obligation. Mr. Wyatt still retains approximately 33,000,000 shares as of February 2011 and will continue to sell the shares to reduce the obligation by the amount of proceeds received until fully satisfied.

The above transaction was accounted for per ASC Topic 470-50 “Modification and Extinguishments” Total Extraordinary Gains resulting from the debt extinguishment was $805,899 as of March 31, 2010.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Contingencies

During the quarter ended March 31, 2010, the Company entered into agreements with two individuals to issue shares for services rendered equaling $11,477.  The number of shares to be issued is based on 80% of the three lowest bids of the Company’s common stock during the 10 consecutive trading days at the time the shares are to be issued.  The Company believes that it holds sufficient shares authorized as of March 31, 2010 to cover any future conversion, therefore, no derivative liability arose.

Subsequent to March 31, 2010, the Company entered into a verbal agreement with the two individuals to issue a total of 8,000,000 shares to satisfy this debt.  The individual are to sell these shares and apply the proceeds from the sale against the balance due.  5,000,000 of these shares have been sold by the individuals to satisfy the debt as of the date of this report.

Legal Matters

It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2009 annual financial statements filed on Form 10-K with the Securities and Exchange Commission on August 20, 2010. The Company is subject to litigation from time to time in the normal course of business.

Bodnar Capital Management, LLC v. Ault Glazer Capital Partners, LLC, et al.
United States District Court, Connecticut Case No: 3:08CV199 (JBA)

Filed February 6, 2008, Bodnar Capital Management, LLC (“Plaintiff”) filed a Complaint against Ault Glazer Capital Partners, LLC, Zealous Asset Management, LLC, and Milton Ault, III (“Defendants”) in the United States District Court, Connecticut case number 3:08CV199 (JBA).  On June 27, 2008, all parties entered into a confidential settlement agreement; the Court granted motion to enforce the settlement agreement.  Defendants asserted the automatic stay re Zealous Holdings that were in Chapter 11 bankruptcy. Subsequently the bankruptcy was converted to a Chapter 7 bankruptcy by the Judge with concurrence by the Court Trustee. Notice of Milton C. Ault, III Chapter 13 bankruptcy has been provided to parties and Court.

Bodnar Capital Management invested in Ault, Glazer and Bodnar Acquisition Fund which was renamed the Ault Glazer Capital Fund upon the resignation of Stephen Bodnar from Ault, Glazer, Bodnar. Bodnar Capital Management requested return of its investment in the Fund at the time of the resignation. This request could not be readily accommodated by the Fund. Bodnar Capital Management sued the entities above to recover this original investment.

The current status of this case is the matter is being settled as a part of the lawsuit filed in December 2010 by Zealous Asset Management and the Funds against PST (see Zealous Asset Management LLC v. Patient Safety Technologies, Inc., et al Orange County Superior Court, Case No. 30-2010-00424948). The proceeds due from PST to AGCP have been paid to Bodnar Capital Management, LLC through issuance of PSTX common stock as settlement of the original investment.

Bodnar Capital Management, LLC v. Milton Ault, III, et al.
United States District Court, District of Connecticut Case No.: 3:08CV1601 (AWT)

On October 20, 2008, Bodnar Capital Management, LLC (“Plaintiff”) filed a Complaint against Milton Ault, III, William B. Horne, Lynne Silverstein, Melanie Glazer, Sothi Thillairajah, Scott Livingston, Zealous Holdings, Inc., Ault Glazer Bodnar Investment Management, LLC, Ault Glazer & Co., LLC, et al, for fraud, breach of fiduciary duty, and breach of contract. Plaintiff is seeking $1,523,103.60 in damages.  Filed District Court, Connecticut, and case #3:08CV1601
(AWT). On February 23, 2009, Plaintiff filed a Motion for a Joint and Several Judgments against Milton Ault, III. Defendants assert the automatic stay re Zealous Holdings, Inc. that is in Chapter 11 and subsequent Chapter 7 bankruptcy. Notice of Milton C. Ault, III Chapter 13 Bankruptcy has been provided to parties and Court.

Present status is Defendants are in negotiations to settle claims against Milton C. Ault III.

Motivated Minds, LLC v. Ault Glazer Capital Partners, LLC, et al.
Superior Court of Arizona Case No.: CV2009-003478.

Motivated Minds, LLC (“Plaintiff”) filed a Complaint against Ault Glazer Capital Partners, LLC and Ault Glazer Asset Management, LLC (now known as Zealous Asset Management, LLC) (collectively referred to as “Defendants”). On February 4, 2009, Plaintiff filed a Complaint against Defendants in the Superior Court of Arizona for Breach of Contract. The case number  CV2009-003478. Plaintiff alleges damages in an amount of $500,000 pre and post-judgment interest and attorneys’ fees and costs.

This case is in the process of being settled with defendant. Payment on settlement has not currently been made.

In Re: Zealous Holdings, Inc.
Central District of California Bankruptcy Court, Case No. 09-11425-ES

Zealous Holdings, Inc. filed for Chapter 11 Bankruptcy on February 20, 2009, in the U.S. Bankruptcy Court, Central District Case # 09-11425-ES. The Chapter 11 was converted to a Chapter 7 by the Judge with concurrence of the Court Trustee. The Company attempted to retain a Chapter 11 status without success. Several 341 creditor hearings have been held throughout 2009 and 2010 with no adverse claims able to be substantiated by the Court Trustee or the U.S. District Attorney’s office. The Court Trustee has recommended the court case be closed as a no-asset case.

The Company is currently awaiting a no-asset letter from the U S Trustee indicating the closure of the bankruptcy proceedings with Zealous Holdings, Inc. Subsequently, the Company will be dissolved as entity of the state of Delaware.

Kent G. Wyatt, Sr. v. Adult Entertainment Capital, Inc., et al.
Eighth Judicial District of Nevada Case No.: A574309

Kent G. Wyatt, Sr. (“Plaintiff”) filed a Complaint against Adult Entertainment Capital, Inc. f/k/a Zealous Trading Group, Inc. (“Defendants”) in the Eighth Judicial District of Nevada Case # A574309 on October 24, 2008. Plaintiff took a default against both Defendants. Plaintiff seeks compensatory, consequential, and restitution damages according to proof at trial. Defendants signed a settlement of the entire litigation on March 15, 2010 for $525,000. The settlement resulted in a note payable reduction of $650,270, an accrued interest reduction of $70,129 and a reduction of the accrued consulting fee of $85,500 which realized a savings to the Company of $805,899. The plaintiff has received 150,000,000 shares of common stock in 2010 as payment towards the balance with $115,614 received in proceeds through February 2011 from the sale of stock. The plaintiff still retains over 33,000,000 shares as of December 31, 2010 and will continue to receive regular payments in 2011 until the debt is satisfied. (Refer to Note 11, Gain on Debt Extinguishments).

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
Plaintiffs’ took defaults against Kristine Larsen Ault, Zealous Inc., and Ault, Glazer& Co, Inc. Notice of Milton C Ault III Chapter 13 bankruptcy was provided to the parties and Court. A trial date of August  24, 2010 set by Court.

Defendants have filed a motion to vacate default judgment due to perjury by Plaintiffs and have filed a lawsuit against Plaintiffs for damages. Defaults of Kristy Ault, Zealous Inc. and Ault, Glazer& Co, Inc. will be set aside.

Alpha Capital Anstalt V Milton Charles Ault, III
New York State Supreme Court Case No.: 602444/09

Lawsuit by Hedge Fund against Milton C. Ault, III seeking $1 MM+ in damages. Defendant has answered and has entered negotiations with plaintiffs. No dates have been set by the Court. Notice of Milton C. Ault III Chapter 13 bankruptcy has been provided to parties and Court.

During 2010, a few of the plaintiffs have settled with the Company including Whalehaven, Enable Growth, and Pierce Diversified. Steven Caspi, who was not a party to the action but an original investor in the capital raise that is the basis of this litigation, has settled as well.

Zealous Asset Management LLC v. Patient Safety Technologies, INC., et al
Orange County Superior Court, Case No. 30-2010-00424948

Filed November 15, 2010, Zealous Asset Management, LLC (“Plaintiff”) filed a Complaint against Patient Safety Technologies, Inc., Melanie and Louis Glazer, and Steven Bodnar (“Defendants”) in California Superior Court, County of Orange, Case No. 30-2010-00424948.  The matter involved 2 distinct claims; one involving dividends related to 2,600 shares of preferred Series A Patient Safety Technologies, Inc. stock, the other related to default of a promissory note. On or about December 30, 2010, the parties settled in-whole the causes of action related to the default of the promissory note and dismissed respectfully, Patient Safety Technologies Inc., the Glazers, and Steven Bodnar. The case is still open with respect to the Series A stocks. Zealous Asset Management LLC has agreed to dismiss Patient Safety Technologies Inc from the Series A causes of action upon their interplead in the Los Angeles Superior Court of said dividends to be resolved between Zealous Asset Management LLC and the Glazers.

The proceeds due from PST to AGCP have been paid to Bodnar Capital Management, LLC through issuance of PSTX common stock as settlement of the original investment for consideration related to the Bodnar Capital Management, LLC v. Ault Glazer Capital Partners, LLC, et al. United States District Court, Connecticut Case No: 3:08CV199 (JBA) referenced above.

NOTE 13. SUBSEQUENT EVENTS

At various times subsequent to March 31, 2010, the Company issued a total of 215,000,000 shares to pay down convertible notes.

At various times subsequent to March 31, 2010, the Company issued a total of 157,000,000 shares for services rendered and expenses paid on behalf of the Company.

As discussed in Legal Matters, Kent G. Wyatt, Sr. signed a settlement of litigation on March 15, 2010 for $525,000. The settlement resulted in a note payable reduction of $650,270, an accrued interest reduction of $70,129 and a reduction of the accrued consulting fee of $85,500 which realized a savings to the Company of $805,899. The plaintiff has received 150,000,000 shares of common stock in 2010 as payment towards the balance with $115,614 received in proceeds through February 2011 from the sale of stock. The plaintiff still retains over 33,000,000 shares as of December 31, 2010 and will continue to receive regular payments in 2011 until the debt is satisfied.

On June 1, 2006, the Company issued a convertible bridge note to Lori Livingston for expenses paid on behalf of the Company. On May 3, 2010, the Company issued 150,000,000 shares to Ms. Livingston to pay down the note. These shares were disbursed immediately per the request of Ms. Livingston to several parties. The Company is still in final negotiations regarding the amounts to be settled via proceeds of share sales.

At various times subsequent to March 31, 2010, the Company issued a total of 63,000,000 shares to Charles Kalina for expenses paid on behalf of the Company and to pay down notes owed to Mr. Kalina.

The Company changed its course of business and decided to hire a new CEO and CFO during 2010 that were very familiar with the new business model and industry. Milton Ault, III resigned as CEO effective June 4, 2010. The Company also changed its name to reflect the change in business. Per agreement dated July 21, 2010, the new CEO, John C. Rainbolt, was to receive preferred shares with 10:1 voting rights and convertible into 200,000,000 commons shares of the Company with a one year vesting period and a requirement to own and operate at least four producing wells in the first year. The Company has yet to acquire producing wells therefore no preferred shares have been issued as of March 31, 2010.

Zealous Holdings, Inc., filed for Chapter 11 Bankruptcy on February 20, 2009, in the U.S. Bankruptcy Court, Central District Case # 09-11425-ES.  Zealous Holdings, Inc.’s Chapter 11 Petition was converted to a Chapter 7 in April, 2009. Continued 341 hearings have now clearly established that Zealous Holdings, Inc. is without assets. Since April 2010, the Company has been awaiting a ‘no-asset’ report from the U S Trustee, indicating the ‘closure’ of the BK proceedings with Zealous Holdings, Inc., lacking assets, with no discharge, and no payments to Creditors, contemplated. Subsequently, the Company will be dissolved as an entity in the state of Delaware.

In February 2009, a forced conversion occurred of a convertible promissory note in the amount of $300,000 held by Whalehaven, a hedge fund that had invested with the Company. Although the shares were issued in 2009, Whalehaven decided not to take their shares at that time.  Due to complaints regarding forced conversions, the Company recorded a contingent liability in the amount of $3,000,000 to recognize potential obligations that remain to Whalehaven and other forced converted note holders. On May 14, 2010, Whalehaven sent their written request for the 15,287,022 shares previously issued in 2009. As a result, the parties are negotiating final settlement.

In February 2009, a forced conversion occurred of a convertible promissory note held by a creditor that had invested with the Company. Although the shares were issued in 2009, the creditor decided not to take their shares at that time and a liability was recorded by the Company. During 2010, the creditor ceased operations. All attempts to contact the creditor have been unsuccessful. No successor has been located.

The Company is now focusing on primarily two areas, pursuing opportunities to drill in areas with proven reserves and to purchase existing production with large geological offset opportunities. Due to the Company’s new business model all non-oil and gas assets will be sold or liquidated. On July 22, 2010 all the assets and liabilities of the previous operations of Zealous, Inc. prior to July 22, 2010, have been placed in an escrow account where all distribution and resolution is proceeding.

Effective February 11, 2011 Milton C Ault III was appointed to the Board of Directors as a director and its Chairman as well as CEO and President of CoreStream Energy, Inc.

Effective February 12, 2011 the Board of Directors of CoreStream Energy, Inc. accepted the resignations of John C. Rainbolt as Chairman, CEO and President and Kevin James Adkins as Treasurer and Director and indemnified each, respectively. Compensation for service period is still to be determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward- looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business including additional factors that could materially affect our financial results is included herein and in our other filings with the SEC.

RESULTS OF OPERATIONS:

CoreStream Energy, Inc., formerly known as Zealous, Inc., is in the process of divesting its non-gas and oil assets over the next several months. A few offers are pending for Health and Wellness Partners, Inc. and management is working on determining the best path for the Company. Zealous Interactive is in negotiations to be sold to a third party while Milton C. Ault III has been retained as a consultant to help liquidate the remaining assets to the benefit of the company's creditors and investors.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

We generated $2,048 in operating revenues for the three months ended March 31, 2010 compared to $43,809 in operating revenues for the three months ended March 31, 2009. Reduction in revenue is due to lesser brokerage commissions generated during the three months ended March 31, 2010 compared to three months ended March 31, 2009. During the three months ended March 31, 2010 and March 31, 2009, we incurred operating expenses of $211,825 and $454,405, respectively, a decrease of $242,580 due to decreased operating activities. We incurred $429,978 in interest expense during the three months ended March 31, 2010 compared to $156,611 in interest expense during the three months ended March 31, 2009 because of interest expense on the increased liabilities as on March 31, 2010. We incurred as reorganization items interest expense of $54,716 and $57,138 during the three months ended March 31, 2010 and 2009, respectively. We also incurred an Extraordinary Gain on debt extinguishments of $805,900 and $0 for the three months ended March 31, 2010 and March 31, 2009. The net loss before extraordinary items for the three months ended March 31, 2010 and 2009 were $687,042 and $621,405, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had a bank overdraft balance of $342 and $2,984 as on March 31, 2010 and December 31, 2009, respectively. Investments in affiliated entities on March 31, 2010 were at $0 as compared to $996 on December 31, 2009. The company is party to Clearing Agreements with Wedbush Morgan Securities, Inc. on a fully disclosed basis to provide custodial and clearing services for the Company. These custodial and clearing services include custody of customer securities and funds, providing written statements, confirmation of trades, account and security transfers, monitoring of compliance with Federal Reserve regulations, clearance and settlements of transactions hypothecation and lending of securities as well as standard clearing firm and custodial services. The Clearing Agreements can be cancelled at any time for cause or upon 31 days written notice. The Company was required to maintain a minimum deposit of $100,000 with its clearing broker, the remaining balance of which is included in deposit with clearing broker in the accompanying statement of financial condition. Deposit with clearing brokers as on March 31, 2010 was $25,454 as compared to $25,714 as on December 31, 2009. These funds are currently restricted; once the funds are released to the Company they will be used in the normal course of business and are not dedicated to any singular purpose. Net investment in fixed assets as on March 31, 2010 was $186,754 as compared to $208,159 as on December 31, 2009. Accounts payables and accrued liabilities as on March 31, 2010 were $2,275,202 as compared to $2,275,864 on December 31, 2009.

Non-convertible notes payable as on March 31, 2010 were $2,193,716 compared to $2,219,253 as on December 31, 2009. Lines of credit as on March 31, 2010 were $350,000 compared to $350,000 as on December 31, 2009.

The Company holds a contingent liability balance of $2,733,000 as of March 31, 2010 compared to $3,000,000 as of December 31, 2009. These balances were created to cover for the various claims against the Company. The Company properly re-classified $267,000 of the contingent liability to non-convertible debt based on known settlement agreements with various individuals.

Zealous Holdings, Inc. filed for Chapter 11 Bankruptcy on February 20, 2009, in the U.S. Bankruptcy Court, Central District Case # 09-11425-ES. Zealous Holdings, Inc.’s Chapter 11 Petition was converted to a Chapter 7 in April, 2009. All pre-petition liabilities have been classified as Liabilities subject to compromise in the Consolidated Balance Sheets. Liabilities, net of assets subject to compromise as of March 31, 2010 were $5,430,358 compared to $5,360,107 as of December 31, 2009.

In 2008, we issued various convertible notes payable amounting to $5,122,500. These convertible notes mature at various times within one year from date of issuance, have an interest rate ranging from 5% to 15% and include an option to convert the notes to common stock at a conversion price of $0.02 per share. The balance on these convertible notes payable as on March 31, 2010 was $547,500. Convertible notes payable as on December 31, 2009 were $547,500.

During the years ended December 31, 2009 and 2008, the Company issued 245,807,822 shares of its common stock for conversion of $4,575,000 of this convertible debt into equity. The remaining balance of $547,500 was therefore in default as a result of the Company’s inability to pay by December 31, 2009. No shares were issued for conversion during the three months ended March 31, 2010. The remaining balance of $547,500 remains in default as of March 31, 2010.

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

We accounted for the convertible notes payable in accordance with ASC Topic 470-20, Debt with Conversion and Other Options, and recognized an embedded beneficial conversion feature present in the convertible notes. We recognized and measured an aggregate of $5,122,500 in proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid in capital with a discount against the convertible note. The debt discount attributed to the beneficial conversion feature has been amortized over the maturity period as non-cash interest expense.

In connection with securing the financing pursuant to these notes, we paid $299,250 in cash and issued 24,275,000 warrants. These amounts were recorded as deferred financing costs and have been amortized over the terms of the notes.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, there were no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP).

As of March 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were : (1) lack of a functioning audit committee and lack of majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, (2) inadequate segregation of duties consistent with control objectives, (3) deficiencies in the Company’s financial reporting requirements, and, (4) inadequate recordkeeping during the quarter ended March 31, 2010, of which has been identified and addressed in future periods. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2010 and communicated to our management.

Management believes that the material weaknesses set forth in items (1), (2), (3), and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Management's goals are to have a functional audit committee and a majority of outside directors on the Company's board of directors when funds are available. In addition, the Company has identified its weaknesses surrounding its recordkeeping in subsequent periods and has added resources to the Company’s accounting function to assist in mitigating this weakness.

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

(b) CHANGES IN INTERNAL CONTROLS

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 to the financial statements

ITEM 1A: RISK FACTORS

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

We do not have sufficient capital for current operations through our cash position and current cash flow. We had a deficit of $23,691,904 and working capital deficit of $7,977,906 as of March 31, 2010. We will require additional financing to pay our debts, operate our business and to fund our growth plans. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash. If we are not able to raise capital and operate profitably, we may have to scale back or cease operations and investors may lose some or all of their investment in our company.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to develop our business plans for CoreStream Energy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern which may hinder our ability to obtain future financing.

In their report dated August 16, 2010 our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our accumulated deficit of $23,691,904 as on March 31, 2010 and a net loss before extraordinary items of $687,042 for the quarter ended March 31, 2010. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

If one of our products gives rise to a negative health effect our reputation and business will be negatively impacted.

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

Risks Related to Our Securities

Because we do not Anticipate to Pay Dividends on the Common Stock for the Foreseeable Future, Investors Seeking Cash Dividends Should Not Purchase our Common Stock.

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

Our securities are currently quoted on the Pink Sheets, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the NASDAQ Stock Market. Quotation of our securities on the Pink Sheets may limit the liquidity and price of our securities more than if our securities were quoted or listed on the NASDAQ Stock Market or a national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. In addition, as a Pink Sheets listed company, we do not attract the extensive analyst coverage that accompanies companies listed on other exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the Pink Sheets. These factors may have an adverse impact on the trading and price of our Common Stock.

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

Because we are Subject to the “Penny Stock” Rules while our Shares are Quoted on the Pink Sheets, the Level of Trading Activity in our Stock may be Reduced.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2010, the Company issued 22,000,000 shares for repayment of debt and 1,000,000 shares for payment of accrued interest.  These shares were considered restricted under SEC Rule 144.

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

The Company has notes payable to stockholders that are unsecured, interest bearing, demand notes having interest rates ranging from 5% to 12%. All of these notes payable have matured and are in default as of March 31, 2010.  See Note 5 and Note 7.

The Company had notes payable to related parties such as entities commonly controlled by current and former officers. The notes payable are interest bearing, demand notes having interest rates ranging from 5% to 12%. All notes payable to related parties are in default as of March 31, 2010.  See Note 5 and Note 7.

Related parties consisting of individuals affiliated to a stockholder of the Company have two revolving lines of credit for $500,000 each, from Citibank and First Tennessee Bank. The line of credit from Citibank was established by these individuals and assigned to the Company on July 24, 2006, however, legal obligation to pay still remains with the related parties. The line of credit from First Tennessee Bank was established by the same individuals and later assigned to the Company on July 7, 2007. The interest rates on the Citibank and First Tennessee lines of credit are at Prime Rate and Prime Rate plus 1%, respectively. The balances on the lines of credit were $998,416 and $998,416 as of March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, $648,416 of the total balance is considered a liability subject to compromise. See discussion at Note 6.  These lines are in default as of March 31, 2010. The lines of credit represent a liability to the Company for the amounts due to the related parties. As a result, the total liability is included within Non-convertible debt on the balance sheet. The Company is not currently accruing interest on this debt as the individuals noted herein have legal judgments against the Company. See Note 12 below for discussions of legal matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2010.

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

CoreStream Energy, Inc. f/k/a Zealous, Inc.

By:	_______________________________
Milton C. Ault III CEO
March 01, 2011

By:	_______________________________
Lewis V. Graham Secretary
March 01, 2011